Form 10KSB
period 2007-06-30
NOBLE QUESTS INC
filed 2007-09-28
CIK 1367993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2007

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

NOBLE QUESTS, INC.

(Name of Small Business Issuer in its Charter)

Nevada	333-138479	87-0602435
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

3945 So. Wasatch Dr., #282, Salt Lake City, Utah 84124

(Address number principal executive offices)

(801)-244-2423

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) ;  and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

State issuer's revenue for its most recent fiscal year: $68,000.

A market value of the voting stock held by non-affiliates cannot be determined because the registrant does not have a trading market.

As of  September 15, 2007, the registrant had 6,499,885  shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐   No ☑

TABLE OF CONTENTS

PART I

3

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2:

DESCRIPTION OF PROPERTY

6

ITEM 3:

LEGAL PROCEEDINGS

6

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6

PART II

6

ITEM 5

 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS  AND ISSUER PURCHASES OF EQUITY SECURITIES  6

ITEM 6:

MANAGEMENT’S DISCUSSION AND ANALYSIS

7

ITEM 7.

FINANCIAL STATEMENTS

17

ITEM 8:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  34

ITEM 8A:

 CONTROLS AND PROCEDURES

34

ITEM 8B:

 OTHER INFORMATION

34

PART III

34

ITEM 9:

 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  34

ITEM 10:

EXECUTIVE COMPENSATION

37

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  38

ITEM 12:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

39

ITEM 13:

EXHIBITS

40

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

40

SIGNATURES

42

PART I

FORWARD LOOKING STATEMENTS

In this annual report references to "Noble,"  “Noble Quests,”  "we," "us," and "our" refer to Noble Quests, Inc..

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.

DESCRIPTION OF BUSINESS

Business Development

Business Development, History and Organization

We originally incorporated in the State of Nevada on March 16, 1998 as Noble Quests, Inc. for the purpose of selling multi-media marketing services and other related services to network marketing groups. Specifically, we assist network marketers in using marketing tools such as public relations, advertising, direct mail, collateral development, electronic communication and promotion as tools to increase product and service awareness. We started conducting our operations in 2004 and recently moved out of the development stage. We have only had limited revenues and operate at a loss.

Our Business

Principal Services

We specialize in offering integrated multi-media promotional services to small network marketing organizations to promote sales of their products or services and grow their business. Specifically, we assist network marketers, especially distributors of the health juice product MonaVie™, in using marketing tools such as public relations as well as developing and utilizing such services as advertising, direct mail, electronic communication, and promotion as tools to increase product and service awareness. We offer quality marketing strategies and services at competitive rates. Our goal with each client is to provide overall marketing strategies for their business along with marketing support services, such as ad design, ad placement strategies, advertising sales, website development, marketing plans, focus groups, and media buying.  We typically begin with a consultation with a potential client to determine the client’s needs and goals; we then implement a plan to meet those goals utilizing one or more of our services.  Currently, our business consists of four primary services which are provided by our president or by subcontractors including a former officer/director:

•

public relations and event promotions

•

collateral development

•

print advertising services, and

•

multi-media marketing services

Public Relations and Event Promotions – public relations includes arranging and conducting programs to facilitate contact between organization representatives and the public such as setting up speaking engagements, including speech preparation; event promotions include developing marketing strategies for events from trade shows and exhibitions to smaller house parties always with a focus on achieving as wide an audience as possible.

Collateral Development – includes the preparation of newsletters and brochures and establishing direct mail campaigns.

Print Advertising Services – we work with print advertisers such as community newspapers, small production specialized magazines, and fliers to get our clients information out to their market.

Media Marketing Services - offers services for Internet, television, radio, and print advertising including graphic design and educational media with the ultimate goal of connecting companies to their target audience through innovative, non-traditional media and marketing properties

Our Market

Our market consists of small businesses and individuals especially those involved in network marketing.  Although we continue to provide our service to any interested small business or network marketer, we have recently narrowed our market focus to network distributors of MonaVie™, a multilevel marketing health juice product that has been on the market for more than two years. Management has determined to target this niche market because it is a rapidly growing market and because management’s own expertise in MonaVie™ sales will provide an advantage in both soliciting and satisfying clients and increasing their sales results.  We will rely on the following to attract clientele.

•

reputation,

•

word-of-mouth,

•

experience,

•

competitive prices,

•

participation in trade shows that are attended by MonaVie™ distributors

We will continue to service other small businesses when and if opportunities arise and may re-focus on such broader market in the future if the MonaVie™ network does not meet our growth expectations.

Distribution Methods of our Service

Our clients are serviced through telephone, Internet and on-site.

Competitive Business Conditions; Competitive Position; Methods of Competition

The market for comprehensive advertising and marketing services is highly fragmented and intensely competitive. In order to compete effectively in the advertising and marketing services industry, a company must provide a wide range of quality services and products at a reasonable cost. In providing our services, we will compete with national and international advertising and marketing firms such as BSMG Worldwide, Golin/Harris International, Porter/Novelli International and Weber Public Relations Worldwide, as well as local agencies throughout the United States. Many of our competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities, pay higher prices for the same opportunities or develop and support their own operations. In addition, many of these companies can offer bundled, value-added or additional services not provided by us. Most have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market for advertising and marketing services. They may also be in a position to pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our objectives.

Because we are a small company with few resources we are at a competitive disadvantage.  Our method of competition will be to focus on a very specific niche market and grow with that market.  Because we are familiar with the niche market product and services, it is our belief we have an opportunity to penetrate that market from the ground floor.  We do not know of any other companies specifically offering this same service to Monavie™ network distributors.  However, the market could prove to be too small to generate sufficient cash flows. If we expand our market we will experience more intense competition,

Dependence on one or a few major customers

Currently we have only 8 clients, 3 of which provided 65% of our revenues during our year ended June 30, 2007. At our year ended June 30, 2006 we had only 10 clients with one client responsible for over 50% of our revenues. Therefore, we rely on a very limited number of clients to generate revenues some of which are related parties. Although Management is actively soliciting new customers, we continue to seek clients from a very narrow and limited market segment.  Because we have few clients and provide services on an individualized, per-job basis, the completion of a job could have a substantial negative impact our cash flows.   To date, we have had no formal contracts with any of our clients regarding our services.

Patents, trademarks, licenses, franchises, concessions, royalty agreements, labor contracts

None.

Need for government approval

None.

Effects of existing or probable governmental regulations

None.

Number of employees

We have no employees except our officers/director who perform both administrative services and sales services.  These individuals do not devote full time efforts to Noble Quests. Currently, Shannon McCallum-Law devotes approximately 10-20 hours per week; Katherine Mostert devotes approximately 5-10 hours per week. We have no intention of hiring any additional personnel until warranted.  We also relied on the services of an independent contractor, Stephanie Kirch, a former officer and director and founder although that contract was terminated during this fiscal year.

Reports to Security Holders

We file annual, quarterly and other reports with the Securities and Exchange Commission ("SEC"). Copies of our reports, including exhibits may be examined at the office of the Securities and Exchange Commission at 100 F Street, NE, Washington, D.C. 20549, through the EDGAR database at www.sec.gov; or may be obtained from this office on payment of the usual fees for reproduction.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300.

ITEM 2:

DESCRIPTION OF PROPERTY

Our executive offices are located at 3945 So. Wasatch Blvd., #282, Salt Lake City, Utah 84124. The telephone number is (801) 201-5312.

The registered and records office of the company is located at 30 Strada di Villaggio, Suite 434, Henderson, Nevada, 89011.

The executive office is currently being given to the company at no charge and there are no leases in place. Until such time as it becomes necessary to hire staff, the company has no plans to lease space or purchase any property. Management utilizes space in their own homes to complete day-to-day administrative tasks. Management also utilized space in the home of a former independent contractor and former director to store inventory and provide some of our services to clients for which we agreed to pay nominal rent and/or maintenance. Rent on that space totaled approximately $6,025 in the current June 30, 2007 fiscal year and $9,937 in our June 30, 2006 fiscal year.

ITEM 3:

LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2007 fiscal year ended.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Market For Our Shares

We applied for quotation on the NASD OTC Bulletin Board. On September 26, 2007, we were granted a symbol for quotation of “NBLQ”. However, as of the date of this report no public or private market for our common shares has developed.  Nor is there any assurance that a trading market will ever develop, or, if developed, that it will be sustained.  A purchaser of shares may, therefore, find it difficult to resell their securities should he or she desire to do so when eligible for public re-sales.  Furthermore, the shares are not marginal and it is unlikely that a lending institution would accept the shares as collateral for a loan.  In the event there is no market for our shares, you could suffer a total loss of all monies paid to us for your shares.  No assurance can be given that we will be able to develop and sustain a public market for our common stock.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the period covered by this report.

Issuer Purchase of Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Holders

We currently have 54 shareholders.

Dividends

We have never paid dividends on our common stock.  The Board of Directors presently intends to pursue a policy of retaining earnings, if any, for use in our operations and to finance expansion of our business.  Any declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. There are presently no dividends accrued or owing with respect to our outstanding stock. No assurance can be given that dividends will ever be declared or paid on our common stock in the future

ITEM 6:

MANAGEMENT’S DISCUSSION AND ANALYSIS

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Risk and Uncertainties”, and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Executive Overview

We were founded a little over eight years ago but did not begin operations until December 2004. We have had only limited revenues and have operated at a loss.  We provide multi media marketing services to small business and network marketing groups. During the last 12 months we have begun focusing our efforts more on network marketing groups especially on distributors associated with MonaVie™, a health juice product. Management intends to focus on this relatively small market in hopes our business will grow as this particular segment grows.  We will continue to provide services for other small businesses when and if the opportunity arises although we are not actively seeking it.

Shift in Market Focus

The determination to concentrate our business on network marketers of MonaVie™ was based on management’s belief this shift could ultimately result in more and regular clients if we can manage to grow with the distributor network. We also considered that our president and former president have experience in that industry as former MonaVie™ marketers themselves making them better qualified to serve that market group as well as other network marketers than small businesses in general.  A third factor in the decision is management’s belief that competition will be less intense than for business in the broader small business arena if we specialize in and capture this relatively small market niche where we will be able to rely more heavily on referrals, reputation, and word-of-mouth to increase business.

Decision to “Go Public”

During 2006, despite the anticipated increase in professional costs, management also made the determination to go public.   Management believes it will be the best opportunity to position Noble Quests to raise additional funds for both operations and business expansion which outweighs the increased costs and burdens placed on our cash flows.  Our private investors had no influence on the decision

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates. Estimates of particular significance in our financials statements include:

Revenues

We recognize revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

Revenue is recognized as earned, which is when the services are provided to the client businesses. That is, the arrangements of the sale are documented, the services have been rendered to the customer, the pricing becomes final, and collectibility is reasonably assured.

We record accounts receivable for revenue earned but not yet collected. The balance uncollected as of June 30, 2007 and 2006 was $0. At our year ended June 30, 2007 and 2006, we had an allowance for uncollectible accounts of $0. The allowance for doubtful accounts, which is based upon management’s evaluation of numerous factors, including a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables. Noble Quests charges off uncollectible accounts when management estimates no possibility of collecting the related receivable. For revenue received in advance of services, we record a liability as deferred revenue.  We had neither accounts receivable nor deferred revenue as of June 30, 2007.

Marketable Securities

The Company accounts for investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. Trading securities are recorded as short-term investments and are carried at market value. Unrealized holding gains and losses on trading securities are included in operating income. Securities not classified as held-to-maturity or as trading are considered available-for-sale. Available-for-sale securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in other comprehensive income in stockholders' equity. Temporary unrealized decreases in value are reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value are expensed.   Marketable securities held by us during our fiscal year  ended June 30, 2007 were sold during our current fiscal year.

Securities Impairment

For the first three quarters of our June 30, 2007 fiscal year, our available-for-sale securities were carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders equity.   During our fourth quarter of 2007 we sold the securities for $4,000 and recorded a loss of $20,266 from the carrying value of those securities. The fair value of our securities, which consisted of 93,333 shares of Brendan Technologies Inc., was based on published securities dealer’s market values. Quoted market value is considered to be fair value for actively traded securities.  When the fair value of any of our investment securities declines below its carrying value, management is required to assess whether the decline is other than temporary.  In making this assessment, we consider such factors such as the type of investment, the length of time and the extent to which the fair value has been below the carrying value, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment long enough to allow for any anticipated recovery.  Brendan Technologies shares declined in market value approximately 66% from the time we purchased them in 2004 until our year ended June 30, 2006.  At our year-end 2006, the market value of our available for sale securities was $24,266 and we took an other-than temporary write down on the decline of those securities of $45,734.

Other accounting estimates that may affect us, but which we do not consider material at this time, are discussed in the Notes to our financials statements for the year ended June 30, 2007 contained here

Results of Operations – Year Ended June 30, 2007 and 2006

The following discussions are based on the financial statements for the years ended June 30, 2007 (“FYE 2007”) and June 30, 2006 (“FYE 2006”) for Noble Quests, Inc.  The discussions are a summary and should be read in conjunction with the financial statements and notes included under Part II. Item 7. Financial Statements.

Comparison of June 30, 2007 and 2006 Fiscal Year Operations

	June 30, 2007	June 30, 2006
Revenues	$ 68,000	$ 35,104
General and Administrative Expenses	82,206	169,993
Operating Loss	(14,206)	(134,889)
Other Income (Expense)	(20,266)	(45,734)
Net Loss	(34,572)	(180,723)
Net Loss per Share	(0.01)	(0.03)

Revenues

Revenues are generated by marketing services provided to our clients and are recognized as earned at the time the services are provided.  We had $68,000 in revenues in our fiscal year ended June 30, 2007 compared to $35,104 in revenues in our fiscal year ended June 30, 2006 which reflects an approximate 48% increase. Nearly 65% of our revenues during FYE 2007 were generated by three clients; whereas during FYE 2006, 56% of our revenues were received from one client. The increase in revenues reflects some limited success in our efforts to shift from servicing small businesses to capturing market share of a very narrow target market. We are focusing on capturing this market as it grows although continue to perform services for in the area of business development for other customers.

Expenses/Loss from Operations

Our expenses reduced significantly this year from $169,993 in FYE 2006 to $82,206 in FYE 2007. This resulted in a significantly lower operating loss of  $14,206 during our June 2007 fiscal year compared to an operating loss of $134,889 for our June 2006 fiscal year. Expenses this year included approximately $738 in advertising costs reduced from the $2,558 spent in our last fiscal year. We also paid much lower auto expenses of approximately $5,000 this year compared to $15,000 last year; an agreement with an independent contractor requiring us to pay car expenses of up to $2,000 per month was terminated by mutual consent during FYE 2007. The agreement also required us to pay medical insurance for the independent contractor which cost us only $550 this year compared to $6,000 last year. During each of last two fiscal years, marketing expenses were the largest component of our general and administrative expenses costing us nearly $29,000 in FYE 2007 and $91,000 in FYE 2006; although we did show a significant reduction in marketing this year over all. Marketing costs were high in FYE 2006 because we had only just begun gearing up our operations as of December 31, 2004 and re-directed our marketing in 2006 to different market segment. Professional fees accounted for approximately $16,000 in FYE 2007 compared to $25,700 during FYE 2006; we expect to continue to incur significant professional fees, especially legal and accounting fees, associated with compliance with reporting obligations and various SEC rules. We did incur lower travel and entertainment expenses this year at $1,247 compared with over $7,000 last year although rent was slightly higher at $5,687 compared to $3,980 last year.  Under an unwritten agreement we paid rent to an affiliate and former officer for use of office space in her home.

Other Income/Expense/Net Loss

We purchased $70,000 worth of publicly traded securities during our June 30, 2004 fiscal year and recorded an other-than-temporary write down on those securities of $45,734 at our FYE 2006 which is the difference between the amortized cost and the estimated fair market value which had decreased to $24,266. During 2007 we sold the shares to a related party for $4,000 and recorded a loss on the available-for-sale securities at our June 30, 2007 year-end of $20,266. The value of these available-for-sale securities increased our operating loss of $134,889 to a net loss to $180,723 during the FYE June 2006.  Our net loss during the year ended June 30, 2007 increased from $14,206, our operating loss before other expenses, to a net loss of $34,572.   We expensed losses/gains on available for sale securities at our June 30, 2006 year end as other-than-temporary based on a number of factors including the overall decline in the value of the stock over period we owned the stock as well as its volatility, the financial condition of the subject company, the lack of any substantive trading volume as well as the fact that the subject company’s auditor has issued a going concern modification in their report to that company’s fiscal year end.

Balance Sheet Information

June 30, 2007
Cash	$ 5,528
Fixed assets	28,263
Total Assets	33,791
Total Current Liabilities	10,327
Accumulated Deficit	476,621
Total Stockholders Equity	23,464

Our current assets at June 30, 2007 consisted solely of cash of $5,528; we had minimal revenues this year to fund our operations. Total assets were $33,791 as of June 30, 2007 and include property valued at $28,263 (net of depreciation of $11,692), which includes motivational artwork, office equipment, furniture and motivational media.

We had minimal liabilities at June 30, 2007 of $10,327, which includes a convertible note of $1,702, accrued liabilities of $8,445 and a shareholder loan of $180.  Accrued liabilities, the largest component, consists mostly of professional fee payables associated with our registration statement on Form SB-2 and public reporting requirements.

Commitment and Contingencies

We have no leases in place; however, we have an informal agreement with an affiliate and former officer and director, to continue to utilize space in her home for certain of our operations as well as to store motivation inventory and artwork.  We have agreed to pay nominal rent, maintenance and utilities on the space which cost us approximately $10,000 last year and $6,025 this year.  Our only other commitments consist of current liabilities which includes accrued liabilities of $8,445, a note payable to an unrelated party of $1,702, and a shareholder loan of $180. A contract with an independent contractor and former director to pay up to $2,000 in automobile expenses and health insurance expired by mutual consent during our FYE 2007.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Our revenues have not reached a level to support our operations.  Net cash used by operating activities was $2,368 during our year ended June 30, 2007 compared to $129,370 in the prior year. Our primary sources of capital during our last two years are as follows:

During FYE 2006, operating losses of $180,723 far exceeded our cash flows from operations of $(129,370).  We funded our losses as well as an investment in an additional $10,000 of fixed assets through available cash, a loan of $1,702 and through a private placement of our common stock which provided us with proceeds of $115,900.

During FYE 2007, we funded our losses through increases in our accrued liabilities and proceeds on the sale of our available-for-sale securities as well as cash flows from operations. Although our expenses are more consistent with our cash flows from operations, we continue to operate at a loss and will need to raise additional funds to finance our losses and expand our business

Plan of Operations for the Next Twelve Months

We have incurred losses since inception and have an accumulated deficit through June 30, 2007 of $476,621. We have only $5,528 in cash and no receivables at this time and approximately $10,327 in liabilities.  At our estimated burn rate of approximately $7,000 per month, we do not have sufficient cash to fund our operations.

During the next twelve months we must continue to find ways to reduce our operating expenses and generate increased cash flows from operations. We were able to reduce our overall operating expenses during FYE 2007 by spending approximately $82,000 rather than the anticipated $120,000 (or $10,000 per month); we also increased our revenues this year although we incurred additional liabilities during the period as a result of the “going public” process. This process has placed additional burdens on our cash flows in the form of professional fees especially due to our principal financial & accounting officer’s lack of experience in those positions which forces her to seek outside accounting services. Outside accounting services are responsible for reviewing and analyzing the completeness of the accounting information provided by our CFO and then compiling it into a financial statement prior to submission to our independent public accountant for review. We anticipate professional fees will cost us approximately $4,000 - $5,000 per quarter.

We therefore must seek other means of funding our operations although management has not determined at this time how much money it will need to raise.    We could attempt to receive loans from either related parties such as shareholders or directors, or we could receive loans from unrelated third parties. However, there are no written agreements with any party regarding loans or advances. If these parties do provide loans or advances, we may repay them, or we may convert them into common stock. We do not, however, have any commitments or specific understandings from any of the party or from any individual, in writing or otherwise, regarding any loans or advances or the amounts.

Management also anticipates that additional capital may also be provided by private placements of our common stock.  We would issue such stock pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance would be determined according to our financial needs and the available exemptions. We do not intend to do a private placement of our common stock at this time.

At this time, we have no commitments from anyone for financing of any type nor have we had any discussions with any party regarding the same nor do we have any private placement or public offering of our common stock.  Management, however, is confident that it will be able to rely on loans from shareholders, a current note holder, or private placements of our stock to provide us with required funding to support our operations for the next twelve months.

We have not, however, as of this date, made any significant effort to investigate or secure additional sources of financing.

Risks and Uncertainties

Our limited operating history will make it difficult for you to evaluate an investment in our common stock, which could result in a loss of your entire investment.

We were formed March 16, 1998 but did not commence our primary business purpose until late 2004. It will be difficult for you to evaluate an investment in our common stock due to our limited operating history. We have operated at a loss with a net loss from operations in each of our last two fiscal years.   There is no assurance we will be successful in the development, operation, and profitability of our multi-media marketing business. Our revenues have been inconsistent and our costs of doing business continue to exceed our revenues.  It is likely we will continue to operate at a loss until our operations expand.  It will therefore be very difficult for you to evaluate the investment potential of our company. You could lose your entire investment.

We will need capital to fund our losses and for business expansion, the amount of which has not yet been determined.  Additional capital may not be available to us; accordingly, an inability to raise additional funds would limit growth opportunities and could ultimately result in our inability to continue in business.

We currently operate at a loss with net losses in each of our last two fiscal years. We expect to continue to experience losses in the near future. Our income from operations is not sufficient to fund our day-to-day operations nor is it sufficient to promote any expansion.  Although we have no immediate plans of raising additional capital, we will need to raise additional funds in the future to fund our losses, expand our business, promote more aggressive marketing programs and/or for the acquisition of complementary businesses. The amount of funding we will require has not yet been determined and depends on many factors not the least of which is the amount of revenues we generate, whether or not management will be able to reduce our operating expenses and how aggressively we market our services in the next twelve months.  Our revenues have been inconsistent making it difficult to analyze our cash needs and we have not yet made a determination as to how much additional financing we will need.  In the past we have relied on sales of our common stock to fund operations but may also look to other forms of debt or equity financing. We may also rely on loans from related or non-related parties. The success of raising capital is dependent on:

•

market and economic conditions;

•

our financial condition and operating performance; and

•

investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us and we may not be successful in raising additional capital when we need it. The inability to raise capital when needed could result in our inability to continue in business.

We incur substantial costs and expenses to comply with SEC reporting requirements now that our registration statement is effective; these costs place a substantial burden on our cash flows and may negatively impact our financial condition

Now that our registration statement on Form SB-2 was declared effective, we continue to incur substantial legal and accounting costs associated with compliance with various reporting requirements imposed by the Securities and Exchange Act of 1934.  These costs will place a substantial burden on our cash flows especially if we incur these expenses at a time when cash flows from operations are reduced or unavailable which could force us to postpone or abandon business development or marketing at a critical time or borrow money under unfavorable terms.  As a result, our financial condition may be negatively impacted.

Our auditors have expressed concern as to whether we can continue as a going concern

We have incurred ongoing operating losses and do not currently have financing commitments in place to meet expected cash requirements for the next year.  We have suffered net losses for our last two fiscal years of $34,572 and $180,723, respectively. We had an accumulated deficit at June 30, 2007 of $476,621. We are unable to fund our day-to-day operations through revenues alone and management believes we will continue to incur operating losses in the near future while we try to increase our share of a very narrow market, or expand our market into other similar areas. We may be unable to increase our revenues sufficiently to achieve profitability. Our auditors have expressed concern as to whether we can continue as a going concern in their report.

Risks Related to our Business

Management’s limited experience in the multi-media marketing business could result in a failure to achieve our business objectives.

Although our present management has some experience in multi-media marketing, only one of our present management, Shannon McCallum-Law, will be responsible for implementing our business plan as well as our day-to-day operations at our offices in Salt Lake City, Utah. If Ms. McCallum-Law cannot successfully implement our plan or becomes unwilling or unable to oversee our operations, our business could fail. Our cash flows are not sufficient to allow us to hire other experienced management personnel with multi-media marketing experience.

We may not be able to compete successfully because we have little market share and directly compete with national and international companies such as BSMG Worldwide, Golin Harris International, Porter Novelli International, Weber Public Relations Worldwide as well as local agencies, which are well-established and aggressively pursuing business throughout the United States

Although management believes we can operate successfully in Utah, Nevada and throughout the United States for a reasonable price, other marketing companies are aggressively pursuing business in our locale and in similar markets.  We will experience intense competition from major national marketing companies, as well as local and regional companies that have substantially greater financial resources, experience and marketing organizations. In order to compete, we have chosen to pursue a particular and very narrow market which is not limited to a specific locale, that is small businesses especially network marketers and distributors for MonaVie™, a multilevel health juice product. Our ability to compete will depend on our ability to obtain customers by attracting them to our services from that very narrow market. We do not know of any marketing organization that is specifically pursuing the same market as our company, however, if they did, we would be at a competitive disadvantage because we are a small company with limited resources. We may not be able to compete successfully or achieve profits. See “Competitive Business Conditions...” on p.25.

Our director and officers are inexperienced in the management of public companies and will only devote part time efforts to our business which may not be sufficient to successfully develop it; both this lack of experience and potential conflicts of interest for both time or corporate opportunity could have a negative impact on our growth potential.

The amount of time which each of our officers and directors will devote to our business will be limited. Shannon McCallum-Law will devote 20-50% of her time and Kathy Mostert will devote approximately 10% of her time. Both individuals have other business interests. The hours they devote to our business may not be sufficient to fully develop our business or fully manage the reporting requirements of being a public company without outside assistance.  In addition, Ms. McCallum-Law has no experience managing a public company or acting in the capacity of principal accounting or financial officer of a public company and therefore will be heavily reliant on outside services to assist her in all aspects of our financial reporting. This will place additional financial burdens on our company. Furthermore, there exists, potential conflicts of interest, including, among other things, time, effort and corporate opportunity involved with participation in other business entities. We have no agreements with our officers and directors as to how they will allocate their time to us or how they will handle corporate opportunities. Specifically, our sole director, Shannon McCallum-Law, performs services for Noble Quests through her own company; her company would benefit from the same type of corporate opportunity as Noble Quests, which could create a potential conflict of interest and negatively impact both revenues and growth.

We have a very narrow target market which could negatively impact our growth opportunities and our revenues if we do not successfully capture it.

Our current business plan focuses mainly on a very narrow target market, independent distributors of MonaVie™, a health juice; our success will be directly tied to both the success of the product in the marketplace as well as the success and growth of the individual distributors. If that product fails to succeed or if we fail to sell our service to the distributors, both our revenues and our growth opportunities will be negatively impacted.  Although management believes focusing on a narrow market will allow us to capture that market as it grows, it also puts us a greater risk for failure than if we diversified our marketing and consulting services into a broader range of businesses. Although management will provide services to other type of businesses as the opportunity arises, and is willing to broaden our market focus in the future if our target market proves unsuccessful, management has no time line as to when and if it will rethink our market.  In addition, shifting our focus to a different market would be costly. We currently do not have sufficient cash flows from operations derived from our market niche and may never have sufficient growth opportunities from it.  Lack of cash flows could prohibit us from continuing our business operations.

We are frequently dependent on one or a few customers to generate revenues and do not have any long-term agreement with these clients; the loss of a major client or completion of a job without replacing it could result in a total lack of revenues.

Although we attempt to have multiple clients at any given time, there are times that we are reliant on only one or a few clients to generate revenues.  Furthermore, we do not enter into any type of formal agreement regarding our services with our clients.  Management must continually seek new clients especially at the completion of any given job. Failure to secure new clients as needed could result in a total lack of revenues and would negatively impact our cash flows

Risks Related to Our Stock Price and Corporate Control

We have no public market for our stock and there is no assurance one will develop; you may have difficulty liquidating your investment.

There is no public market for our shares of common stock although we have applied for quotation on the Over-the Counter Bulletin Board (OTCBB) and were granted a listing under the symbol “NBLQ” on September 26, 2007.  Although we are now quoted on the OTCBB, there is no assurance that a market for our common shares will develop. If a market develops, there can be no assurance that the price of our shares in the market will be equal to or greater than the price per share you paid for our stock. In fact, the price of our shares in any market that may develop could be significantly lower. Shareholders may have a difficult time liquidating their investment.

If we fail to maintain our listing once quoted, you may not be able to liquidate your investment.

We must continue to meet our filing obligations under the 1934 Act to maintain our quotation on the OTCBB and such filings must be filed in a timely manner in order to avoid a temporary suspension in trading.  In addition, recent NASD rule changes impose the requirement that if we fail to file our quarterly and annual reports in accordance with SEC time constraints more than two times in a two year period, we will lose our “listing” for one year during which time we must file each and every report on time before we can be quoted again. Therefore if we are suspended from quotation on the OTCBB, you will have difficulty liquidating your investment.

Our shares may be considered a “penny stock” within the meaning of Rule 3a-51-1 of the Securities Exchange Act which will affect your ability to sell your shares; “penny stocks” often suffer wide fluctuations and have certain disclosure requirements which make resale in the secondary market difficult.

Our shares will be subject to the Penny Stock Reform Act, which will affect your ability to sell your shares in any secondary market, which may develop. If our shares are not listed on a nationally approved exchange or the NASDAQ, do not meet certain minimum financing requirements, or have a bid price of at least $5.00 per share, they will likely be defined as a “penny stock”. Broker-dealer practices, in connection with transactions in “penny stocks”, are regulated by the SEC. Rules associated with transactions in penny stocks include the following:

•

the delivery of standardized risk disclosure documents;

•

the provision of other information such as current bid/offer quotations, compensation to be provided broker-dealer and salesperson, monthly accounting for penny stocks held in the  customers account;

•

written determination that the penny stock is a suitable investment for purchaser;

•

written agreement to the transaction from purchaser; and

•

a two-business day delay prior to execution of a trade

These disclosure requirements and the wide fluctuations that “penny stocks” often experience in the market may make it difficult for you to sell your shares in any secondary market, which may develop.

We have never paid cash or stock dividends on our common shares.

You should not anticipate receiving any dividends from our common stock. We intend to retain future earnings to finance our growth and development and do not plan to pay cash or stock dividends.

Our officers and directors and affiliates control a significant portion of our stock which gives them significant influence on all matters requiring stock holder approval; they could prevent transactions which would be in the best interests of the other stockholders.

Our sole director, officers and an affiliate, whose interests may differ from other stockholders, have the ability to exercise significant control over us. These individuals beneficially own approximately 94% of our common stock. These stockholders are able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of Noble Quests, Inc. These individuals could prevent transactions, which would be in the best interests of the other shareholders. The interests of our officers, director and affiliate may not necessarily be in the best interests of the shareholders in general.

ITEM 7.

FINANCIAL STATEMENTS

Noble Quests Inc.

Financial Statements

June 30, 2007

NOBLE QUESTS INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

19

Balance Sheet - June 30, 2007

20

Statements of Operations for the Years Ended June 30, 2007 and 2006

21

Statements of Stockholders’ Equity

22

Statements of Cash Flows for the Years Ended June 30, 2007 and 2006

23

Notes to Financial Statements

24

MantylaMCREYNOLDS LLC

                   The CPA. Never Underestimate The Value.K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Noble Quests, Inc.

We have audited the accompanying balance sheet of Noble Quests, Inc., as of June 30, 2007, and the related statements of operations and other comprehensive income, stockholders' equity, and cash flows for the years ended June 30, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Noble Quests, Inc., as of June 30, 2007, and the results of operations and cash flows for the years ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has accumulated losses since inception and negative working capital which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

/s/ Mantyla McReynolds, LLC

Salt Lake City, Utah

September 18, 2007

5872 South 900 East, Suite 250•Salt Lake City, Utah 84121•(801) 269-1818•Fax (801) 266-3481

NOBLE QUESTS, INC.
BALANCE SHEET
JUNE 30, 2007

ASSETS

Current Assets
Cash	$5,528

Total Current Assets	5,528

Fixed Assets, net of depreciation	28,263

Total Assets	$33,791

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accrued Liabilities	$8,445
Convertible Notes Payable	1,702
Shareholder Loan	180
Total Current Liabilities	10,327

Total Liabilities	10,327

STOCKHOLDERS' EQUITY
Preferred Stock - 10,000,000 shares authorized
Par value $0.001, 0 shares issued and outstanding	-
Common Stock - 50,000,000 shares authorized
Par value $0.001, 6,499,885
shares issued and outstanding	6,500
Additional Paid-In Capital	493,585
Accumulated Deficit	(476,621)
Total Stockholders' Equity	23,464

Total Liabilities and Stockholders' Equity	$33,791

See accompanying notes to financial statements.

NOBLE QUESTS, INC.
STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2007 and 2006

	Year Ended
	June 30,
	2007	2006
Revenue
Service Revenue	$23,000	$15,104
Service Revenue from Related Parties	45,000	20,000
Total Revenue	68,000	35,104

General and Administrative Expenses	82,206	169,993

Operating Loss	(14,206)	(134,889)

Other Income (Expense) Other-than-temporary write-down on available-for-sale securities	-	(45,734)
Loss on Sale of Available-for-Sale Securities	(20,266)	-

Total Other Income (Expense)	(20,266)	(45,734)

Income (Loss) Before Income Taxes	(34,472)	(180,623)

Current Year Provision for
Income/Franchise Taxes	(100)	(100)

Net Loss	$(34,572)	$(180,723)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Shares Outstanding	6,499,885	6,364,199

See accompanying notes to financial statements.

NOBLE QUESTS, INC
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Stockholders' Equity / (Deficit)
Balance, July 1, 2005	6,213,985	$6,214	$207,971	$(261,326)	$(47,141)

Issued shares for cash
at $1.00 per share,
August 2005	50,000	50	49,950	-	50,000

Issued shares for cash
At $1.00 per share,
October 2005	2,000	2	1,998	-	2,000

Issued shares for cash
at $1.00per share,
November 2005	8,900	9	8,891	-	8,900

Issued shares for
conversion of convertible
debt at $1.00 per share,
January 1, 2006	170,000	170	169,830	-	170,000

Issued shares for cash
at $1.00 per share,
January 2006	20,000	20	19,980	-	20,000

Issued shares for cash
at $1.00 per share,
March 2006	22,000	22	21,978	-	22,000

Issued shares for cash
at $1.00 per share,
April 2006	6,500	7	6,493	-	6,500

Issued shares for cash
at $1.00 per share,
May 2006	6,500	6	6,494	-	6,500

Net loss for the year ended
June 30, 2006	-	-	-	(180,723)	(180,723)

Balance, June 30, 2006	6,499,885	6,500	493,585	(442,049)	58,036

Net loss for the year ended
June 30, 2007	-	-	-	(34,572)	(34,572)

Balance, June 30, 2007	6,499,885	$6,500	$493,585	$(476,621)	$23,464

See accompanying notes to financial statements.

NOBLE QUESTS, INC
STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2007 and 2006

	Year Ended
	June 30,
	2007	2006
Cash Flows From Operating Activities:
Net Income (Loss)	$(34,572)	$(180,723)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	3,911	5,401
Loss on sale of available-for-sale securities	20,266	-
Changes in operating assets and liabilities:
Increase in accrued liabilities	8,027	218
Other-than temporary write down on
available-for-sale securities	-	45,734
Net Cash (Used) in Operating Activities	(2,368)	(129,370)

Cash Flows From Investing Activities:
Purchase of furniture & fixtures	-	(10,000)
Proceeds from sale of available-for-sale securities	4,000	-
Net Cash Provided (Used) by Investing Activities	4,000	(10,000)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	115,900
Proceeds from borrowing	-	1,702
Shareholder loan/contributions	100	80
Net Cash Provided by Financing Activities	100	117,682

Net (Decrease) Increase In Cash	1,732	(21,688)
Cash at Beginning of Period	3,796	25,484
Cash at the End of Period	$5,528	$3,796

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Stock issued for conversion of convertible debt	$-	$170,000

See accompanying notes to financial statements.

Noble Quests, Inc.

Notes to Financial Statements

June 30, 2007

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Organization

Noble Quests, Inc. was organized as a Nevada corporation on March 16, 1998, for the purpose of selling multi-media marketing services and other related services to network marketing groups.  Specifically, the Company assists network marketers in using marketing tools such as public relations, advertising, direct mail, collateral development, electronic communications and promotion tools to increase product and service awareness.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

(b)

Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes.  The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  See Note 3.

(c)

Net Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, “Earnings Per Share,” basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common shares equivalents outstanding during the period using the treasury stock method. As of June 30, 2007, the Company had convertible debt which if converted would result in 1,700 shares of common stock. Because the Company incurred losses for the years ended June 30, 2007 and 2006, the effect of any equivalent shares for each year would be excluded from the dilutive loss per share computation since the impact would be antidilutive.

(d)

Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash and all highly liquid investments with a maturity of three months or less to be cash or cash equivalents.  The Company had $5,528 cash at June 30, 2007.

(e)

Advertising Costs

Advertising costs for the years ended June 30, 2007 and 2006 were $738 and $2,558 respectively.  Advertising costs are expensed when incurred.

Noble Quests, Inc.

Notes to Financial Statements

June 30, 2007

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(f)

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(g)

Property

Property and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to expense as incurred.  The following is a summary of the estimated useful lives and depreciation methods used in computing depreciation expense:

Asset	Depreciation Method	Estimated Useful Life
Motivational Media	Straight-line	5 years
Office Equipment & Furniture	Straight-line	5 years
Motivational Artwork	Straight-line	10 years

(h)

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

Revenue is recognized as earned, which is when the services are provided to the client businesses. That is, the arrangements of the sale are documented, the services have been rendered to the customer, the pricing becomes final, and collectibility is reasonably assured.

The Company records accounts receivable for revenue earned but not yet collected. The balance uncollected as of June 30, 2007 was $0. At June 30, 2007 the Company had an allowance for uncollectible accounts of $0. The allowance for doubtful accounts, which is based upon management’s evaluation of numerous factors, including a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables. The Company charges off uncollectible accounts when management estimates no possibility of collecting the related receivable. For revenue received in advance of services, the Company records a liability as deferred revenue.  The Company had neither accounts receivable nor deferred revenue as of June 30, 2007.

Noble Quests, Inc.

Notes to Financial Statements

June 30, 2007

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(i)

Investments

The Company accounts for investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. Trading securities are recorded as short-term investments and are carried at market value. Unrealized holding gains and losses on trading securities are included in operating income. Securities not classified as held-to-maturity or as trading are considered available-for-sale. Available-for-sale securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in other comprehensive income in stockholders' equity. Temporary unrealized decreases in value are reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value are expensed. On June 30, 2006, the Company recorded an other-than-temporary write down on available-for-sale securities of $45,734 so that the investment’s book value approximated fair market value.  In April 2007, the Company sold the securities and recorded a recognized loss of $20,266.

(j)

Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  The Company has not made any adjustments to long-lived assets as of June 30, 2007.

Noble Quests, Inc.

Notes to Financial Statements

June 30, 2007

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(k)       Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” The statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating whether the Statement will have any impact on its financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), “Share-Based Payment”. As the Company has not traditionally paid compensation through the issuance of equity securities, no impact is expected on its financial statements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

In February 2006, the FASB issued SFAS #155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements #133 and #140.”  This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.   The adoption of this standard is not expected to have material effect on the Company’s results of operations or financial position.

Noble Quests, Inc.

Notes to Financial Statements

June 30, 2007

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(k)       Recently Issued Accounting Standards [continued]

In March 2006, the FASB released statement #156, “Accounting for Servicing of Financial Assets, an amendment of FASB #140.”  SFAS #156 requires that all separately recognized servicing assets and liabilities in accordance with SFAS #140 be initially measured as fair value, if practicable.  Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods.  This statement is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations of financial position.

FIN No. 48 Accounting for Uncertainty in Income Taxes (July 2006)

In July 2006, the FASB released FASB Interpretation #48.  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation is not expected to have a material effect on the Company’s results of operations of financial position.

In September 2006, the FASB released statement #157.  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is encouraged.  The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In September 2006, the FASB released statement #158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This statement is an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its  statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

In February 2007, the FASB released statement #159, “The Fair Value Option for Financial Assets and Financial Liabilities.”   This statement creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those

Noble Quests, Inc.

Notes to Financial Statements

June 30, 2007

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(k)       Recently Issued Accounting Standards [continued]

financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is continuing to evaluate SFAS 159 in order to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

NOTE 2

LIQUIDITY/GOING CONCERN

The Company has accumulated losses since inception and has not yet been able to generate profits from operations.  Operating capital has been raised through the sale of common stock or through loans from investors.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Management plans include further development and marketing of its multi-media marketing services.  If the Company is unsuccessful in these efforts and cannot attain sufficient revenue to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

NOTE 3

INCOME TAXES

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts.  Loss carry forward amounts expire through 2027.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Deferred Tax Asset	Deductible Amount	Rate	Tax
Net Operating Loss
Federal (expires throughout 2027)	(476,621)	15%	71,493
State (expires throughout 2027)	(476,621)	5%	23,831
Valuation Allowance			(95,324)
Deferred Tax Asset			-

The valuation allowance has increased by $6,915 during 2007, from $88,409 as of June 30, 2006.  The provision for income tax represents the minimum franchise tax due to the State of Utah for the current year.  The current statutory tax rate of approximately 20% is offset entirely by the valuation allowance.

Noble Quests, Inc.

Notes to Financial Statements

June 30, 2007

NOTE 3

INCOME TAXES [continued]

Reconciliation between income taxes at the statutory rate (20%) and the actual income tax provision for continuing operations follows:

	2007	2006
Net income (loss) before income tax	$(34,572)	$(180,623)
Expected combined federal and state income tax rate	20%	20%
Expected income tax expense (benefit) at statutory rates	(6,914)	(36,125)
State minimum franchise tax	100	100
Tax effect of:
Change in valuation allowance	6,929	36,140
Federal income tax benefit of state minimum tax	(15)	(15)
Current year provision for income/franchise taxes	$100	$100

NOTE 4

PROPERTY

The major categories of property and equipment are as follows:

	Cost	Accumulated Depreciation	Net
Motivational Artwork	$32,500	$7,476	$25,024
Office Equipment & Furniture	400	239	161
Motivational Media	7,055	3,977	3,078
Net Property and Equipment	$39,955	$11,692	$28,263

Depreciation expense was $3,911 in 2007 and $5,401 in 2006

NOTE 5

COMMON STOCK

During August 2005, the Company issued 50,000 unregistered shares of common stock at $1.00 per share, to an individual for cash.

During October 2005, the Company issued 2,000 shares of unregistered common stock at $1.00 per share, to four individuals for cash.

During November 2005, the Company issued 8,900 unregistered shares of common stock at $1.00 per share, to nine individuals for cash.

During January 2006, the Company issued 20,000 shares of common stock at $1.00 per share, to three individuals for cash.

During January 2006, the Company converted three notes payable of $170,000 into 170,000 unregistered shares of common stock at $1.00 per share.

Noble Quests, Inc.

Notes to Financial Statements

June 30, 2007

NOTE 5

COMMON STOCK [continued]

During March 2006, the Company issued 22,000 unregistered shares of common stock at $1.00 per share, to six individuals for cash.

During April 2006, the Company issued 6,500 unregistered shares of common stock at $1.00 per share, to ten individuals for cash.

During May 2006, the Company issued 6,500 shares of unregistered common stock at $1.00 per share, to eight individuals for cash.

NOTE 6

AVAILABLE-FOR-SALE SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type are as follows at:

	June 30, 2007	June 30, 2006
Publicly-traded equity securities
Amortized cost	$24,266	$70,000
Other-than-temporary write down on available-for-sale securities	-	(45,734)
Loss on sale of available-for-sale securities	(20,266)	-
Proceeds from sale of securities	(4,000)	-

Estimated Fair Value	$-	$24,266

During the year ended June 30, 2004, the Company purchased investment securities for $70,000.  During the year-ended June 30, 2006, the Company had not recognized a sale of the available-for-sale securities. However, as of June 30, 2006 the fair market value of the available-for-sale securities had decreased to $24,266. During the year ended June 30, 2007 the Company sold the shares to a related party for $4,000.

Noble Quests, Inc.

Notes to Financial Statements

June 30, 2007

NOTE 7

CONVERTIBLE NOTE PAYABLE

The Company has a non-interest bearing convertible note payable outstanding of $1,702 as of June 30, 2007. The principle of the note is due December 31, 2007. In the event that the Company fails to pay the principle of the note when due, the Holder shall have the option, after providing thirty days written notice to the Company, to either declare the unpaid principle balance all due and payable or exercise their conversion rights for all of the unpaid principle.

The terms of the note allow the holder to convert, upon giving written notice to the Company, during the conversion period. The conversion period is anytime after December 31, 2007 but no later than December 31, 2008. The conversion price is at a share price equal to the “bid” price of the Company’s stock on the date of the conversion, or in the event of no bid price, the principal of the notes shall be converted into 1,700 shares. The entire amount of the note or any portion thereof is convertible. The beneficial conversion feature of the note is equal to zero, thus the Company has not recognized a discount on the convertible note payable.

NOTE 8

SHAREHOLDER LOAN/ RELATED PARTY TRANSACTIONS

During the year ended June 30, 2006, the Company recorded a note payable to a shareholder for $80 for expenses the shareholder paid on behalf of the Company.  This note is non-interest bearing and is due on demand. This note is unsecured.

During the year ended June 30, 2007, the Company’s President loaned the Company $100 to be used to pay company expenses.

During the current fiscal year a company which the Company’s President controls was paid $22,227 for services to Company clients.  In addition, the President received $3,711 in employee benefits. In the prior year, she received $3,500 personally, plus an additional $12,300 which was paid to another company which she controls for services rendered to clients.

The Company’s sole officer/director donates space in her home for use in completing various administrative tasks associated with this business.  In addition, the Company utilizes space in the home of a shareholder to conduct some of its services as well as to store inventory and media. The Company has agreed to pay nominal rent, utilities and maintenance on the space.  During the year ended June 30, 2007 and 2006, the Company paid rent, utilities and maintenance cost of $6,025 and $9,937, respectively.

During the year ended June 30, 2007, the Company provided $45,000 in services to several related parties. The parties are related to the Company’s sole officer/director through common management, common ownership, or familial relations.

Noble Quests, Inc.

Notes to Financial Statements

June 30, 2007

NOTE 8

SHAREHOLDER LOAN/ RELATED PARTY TRANSACTIONS - continued

During the year ended June 30, 2007, the Company sold its available-for-sale securities to a related party at a discounted price. The decision to sell the shares at a discount was made by Management because the character of the assets, and the retention of said assets, did not align with the Company’s underlying business plan.  Further, at the time Management chose to dispose of the assets, there was very little trading volume in the securities.

An affiliate and former officer/director has an independent contractor’s agreement with Noble Quests (see Note 10) to provide services in exchange for up to $2,000 per month in car expenses and health insurance.  In addition, she received $1,000 in consulting fees during the year ended June 30, 2006.  The agreement was terminated during the year ended June 30, 2007.

NOTE 9 – REVENUE CONCENTRATIONS

Listed below are the Company’s primary sources of revenue for the year ended June 30, 2007. If it were to lose any of these customers it would suffer adverse effects.

Customer	Total Revenue	%
Sussex Financial Group	$15,000	22.06
K-Com	15,500	22.79
V-Synergies	14,000	20.59
	$44,500

NOTE 10

INDEPENDENT CONTRACTOR AGREEMENT

On June 1, 2005, the Company entered into an agreement with a shareholder. According to the agreement, the Company is required to pay for the Contractor’s vehicle expenses up to $2,000 in a one-month time period, and the Company is required to pay for the Contractor’s medical insurance. The agreement further states that the Company will pay for travel, telephone, and other business expenses the Contractor incurs while performing services for the Company. In exchange, the Contractor has agreed to provide the Company with services to create and implement marketing services and consulting services at various trade shows and exhibition. During the year ended June 30, 2007, the Independent Contractor’s Agreement was terminated by mutual consent.

ITEM 8:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:

CONTROLS AND PROCEDURES

Our chief executive officer who also acts as our chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures are effective.

During the fourth quarter of the year ended June 30, 2007, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated.

ITEM 8B:

 OTHER INFORMATION

Our registration statement on Form SB-2 was declared effective on June 11, 2007.  We were granted a symbol for quotation on the NASD Over-the-Counter Bulletin Board on September 26, 2007. Our symbol is “NBLQ”.

PART III

ITEM 9:

 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Officers and Directors

The following persons currently serve as our directors and officers:

Name	Age	Position	Director Since

Shannon McCallum-Law	24	President, Director, Secretary, PEO, PFO	April 2005
Kathy Mostert	47	Treasurer	NA

Background

Shannon McCallum-Law is our President, Sole Director, and Secretary. She also acts as our principal executive and financial officer. Ms. McCallum-Law graduated from Brigham Young University with a Bachelor of Arts degree in Communications with an emphasis in Advertising and Marketing. She also received a minor in business management. Ms. McCallum-Law runs her own marketing firm, MCL Marketing, which she founded in November of 2005 and she has been an independent distributor of MonaVie™ since August of 2005. From January 2001 until she started her own firm, Ms McCallum-Law did free-lance marketing and advertising.

Kathy Mostert is our Treasurer. She received a bachelor’s degree from the Eastern Illinois University in 1981 as well as a two-year teaching certificate from the University of Utah. She has worked as a teacher in Granite School District in Salt Lake City, Utah since 2004.  She is also an independent distributor of MonaVie™ since August of 2005. From 1997 until she started teaching, Ms. Mostert was employed by Snow Bird Ski Resort in Utah in the fields of marketing and sales.

Significant Employees

Stephanie Kirch is one of our founders and served as an officer/director from our founding in 1998 until April of 2005.  She also acted as an independent contractor for Noble Quest from April 2005 through 2007 under an agreement which has been terminated by mutual consent. During the time that Ms. Kirch served as our director she performed services for Noble Quests through her own marketing firm, Direct Wholesalers, Inc. which she established in August of 2000. She is also a distributor for MonaVie™ through her own company, Trio Health Sciences, founded in December of 2005.  In December 2005 she also founded Trio Real Estate Management, a management service. Prior to founding Noble Quests, from 1981 until 1992, she was employed by Exxon Corporation for 10 years where she was active in strategy, investment analysis, financing, real estate development, and marketing of commercial and residential real estate projects.  Prior to that she served as a financial consultant to Westinghouse, McDonald Douglas, Gould and the US Navy.  She received her undergraduate degree from Goucher College and her MBA in the honors program from George Washington University.

Independent Contractor Agreement with Ms. Kirch:  An independent contractor agreement with Ms. Kirch was terminated by mutual consent during FYE 2007. Under the agreement, she agreed to create and implement marketing services and consulting at various trade shows and exhibitions. In exchange, we paid her vehicle expenses up to $2,000 per month and her medical insurance.  The agreement was entered into on June 1, 2005.

Directorships in Other Public Companies

Our sole director does not serve as a director of any other reporting company.

No Involvement in Certain Legal Proceedings

During the past five years, none of our executive officers/directors:

•

has filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any  partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject of a pending criminal proceeding excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently  reversed, suspended or vacated, of any court of competent jurisdiction,  permanently or temporarily enjoining him or her from or otherwise limiting  his/her involvement in any type of business, securities or  banking  activities;

•

was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and  the judgment in such civil action or finding by the Securities and     Exchange Commission has not been subsequently reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have a class of securities registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are not subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers. Our code of ethics is filed as an exhibit to this Annual Report on Form 10-KSB for the year ended June 30, 2007.

No Involvement in Certain Legal Proceedings

During the past five years, no director, officer, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in  which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor  offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting  his/her involvement in any type of business, securities or  banking  activities;

•

was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Corporate Governance

Nominating Committee

We do not have a standing nominating committee or a committee performing similar functions nor do we have any procedures in place by security holders may recommend nominees to board of directors. (407c3)

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

ITEM 10:

EXECUTIVE COMPENSATION

All Compensation

None our named officers and directors have received any compensation (including deferred compensation, restricted stock compensation, long term incentive compensation or other) during the last three completed fiscal years except as set forth in the summary compensation table below.

Summary Compensation Table (1)
Name	Year	Salary ($)	Bonus ($)	Other ($)

Shannon McCallum-Law (2)	2007	$25,938	$0	$0
PEO, President, Secretary,	2006	15,800	0	0
Director	2005	7,000	0	0

Catherine Mostert	2007	0	0	0
Treasurer	2006	0	0	0
	2005	0	0	0

Stephanie Kirch(3)	2007	0	0	0
Former PEO	2006	0	0	0
	2005	32,300	0	0

(1)

This table represents annual compensation only; there was no long-term compensation paid during the last three years.

(2)

Shannon McCallum-Law became our principal executive officer on April 1, 2005; compensation was paid to her or to a company controlled by her, MCL Marketing.

(3)

Stephanie Kirch was not an officer or director during our fiscal year ended June 30, 2006 or 2007; she resigned all positions with Noble Quests on April 1, 2005.  During our 2005 fiscal year, compensation was paid to her directly or to a company controlled by her, Direct Wholesalers, Inc. During 2006, any compensation paid Stephanie Kirch was paid under her independent contractors agreement mostly in the form of car expenses and health insurance as discussed further under “Certain Relationships and Related Party Transactions,” above. The contract was terminated by mutual consent.

Options/SAR’s/LTIP’s

None.

Employment Contracts

We currently have no employment agreements or compensatory plan or arrangement in effect with any of our officers or directors.

Termination of Employment or Change in Control Arrangements

None.

Compensation Arrangements of Services Provided as a Director

We have no arrangements with either director for compensation regarding service on the board nor has either of our directors received any compensation for service on our board during the last fiscal year.

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Management and 5% Holders

The following table sets forth certain information regarding the beneficial ownership of the our common stock as of the most recent practicable date, September 15, 2007, (i) each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group, and is based on 6,499,885 shares issued and outstanding at that date.

OWNERSHIP OF MANAGEMENT AND 5% HOLDERS

		Amount &
		Nature Of	Percent
	Title of	Beneficial	Of
Name and Address	Class	Ownership (1)	Class

Shannon McCallum-Law(2)	Common	3,050,000	46.9
1160 Windsor Street
Salt Lake City, UT 84105
Director, 5% Owner, PEO
President, Secretary, PFO

Stephanie Kirch (3)	Common	3,007,485	46.3
5632 Pioneer Fork Road
Salt Lake City, UT 84108
5% Owner

Katherine Mostert	Common	86,000	1.3
5330 Pioneer Fork Rd.
Salt Lake, City, Utah
Treasurer

Officers & Directors as a Group		3,136,000	48.2
(2 persons)

(1)

The term "beneficial owner" refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to receive distributions from the Company and proceeds from sales of the shares). All ownership is direct.

(2)

Includes 50,000 shares held of record by her husband, Quinn McCallum-Law

(3)

Includes 7,485 shares held of record by her husband, John Chris Kirch.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options, warrants or conversion privileges for any or our existing or proposed securities except for the conversion privileges held by a non-related party under a convertible note.

Changes in Control

To the best of our knowledge, there are no contractual arrangements or pledges of our securities, which may at a subsequent date result in a change of our control.

Securities Authorized for Issuance under Equity Compensation Plans

None. We have no equity compensations plans.

ITEM 12:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons which equals either $120,000 or an aggregate one percent of the average of our total assets at the year end of our last three fiscal years, whichever is less:

Transactions with Management and Others

•

Shannon McCallum-Law, our sole director, President, Secretary and Principal Executive and Financial Officer gets compensated for services performed on behalf of clients both individually and through her company MCL Marketing.  During our year ended June 30, 2007, her company, MCL Marketing received $22,227 and Ms. McCallum-Law received $3,711 in employee benefits. During the fiscal year ended June 20, 2006, she was paid $3,500 and MCL Marketing was paid $12,300, amounts we believe are fair and usual in the industry for the services she provided

•

Stephanie Kirch, an affiliate and former officer/director who resigned in April of 2005, had an independent contractors agreement with Noble Quests to provide services in exchange for up to $2,000 per month in car expenses and health insurance. We entered into that agreement in June of 2005 and it terminated by mutual consent during FYE 2007.  Ms Kirch received nothing under the contract in 2007.  She received payments under the contract in FYE 2006 and an additional $1,000 in consulting fees.   We believe that the amounts of compensation received by Ms. Kirch were fair and usual for the services she performed. Ms. Kirch is also compensated for use of office space in her home as discussed below.

▪

Office Space/Expenses: Each of our officers/directors donates a limited space in he home for use in completing various administrative tasks associated with this business.  In addition, we utilized space in the home of an affiliate and a former officer/director to conduct some of our services as well as store inventory and media. We have agreed to pay nominal rent, utilities and maintenance on the space.  Rent, utilities and maintenance cost us $6,025 this year and $9,937 during our year ended June 30, 2006.  Officers/Directors are reimbursed for expenses associated with selling efforts as discussed above.

Resolving Conflicts of Interest

Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

ITEM 13:

EXHIBITS

Exhibit No.     Description

3.1

Articles of Incorporation of Noble Quests, filed with the State of Nevada on March 13, 1998 (1)

3.2

Amendment to Articles of Incorporation, filed with the State of Nevada on October 25, 2006 (1)

3.3

Amended and Restated Articles of Incorporation, filed with the State of Nevada, November 1, 2006 (1)

3.4

By-laws  (1)

10.1

Independent Contractor Agreement, dated June 1, 2005 (1)

14.1                   Code of Ethics(2)

31.1

Principal Executive Officer Certification

31.2

Principal Financial Officer Certification

32.2

Section 1350 Certification

(1)

Filed with our initial Registration Statement on Form SB-2 on November 9, 2006

(2)

Filed herewith

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our reports on Form 10-QSB and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,656 for our year ended June 30, 2007 and $3,353 for our fiscal year ended June 30, 2006.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for our year ended June 30, 2007 and 2006.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $-0- for fiscal year ended June 30, 2007 and $ -0- for fiscal year ended June 30, 2006 and consisted of tax preparation services.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

Audit Committee

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2007

NOBLE QUESTS, INC.

By:   /s/ Shannon McCallum-Law                          .

Shannon McCallum-Law

Principal Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 27, 2007

/s/ Shannon McCallum-Law

Shannon McCallum-Law

President, & Director

Principal Executive and Financial Officer