Form 10QSB
period 2007-09-30
NOBLE QUESTS INC
filed 2007-11-13
CIK 1367993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

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

As of November 5, 2007, the registrant had 6,499,885 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐   No ☑

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 1.

FINANCIAL STATMENTS

3

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS

8

ITEM 3:

CONTROLS AND PROCEDURES

16

PART II – OTHER INFORMATION

17

ITEM 1.

LEGAL PROCEEDINGS

17

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

17

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

17

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

17

ITEM 5.

OTHER INFORMATION

17

ITEM 6:

EXHIBITS

17

SIGNATURES

18

PART I – FINANCIAL INFORMATION

In this quarterly report references to "Noble,"  “Noble Quests,”  "we," "us," and "our" refer to Noble Quests, Inc.

ITEM 1.

FINANCIAL STATMENTS

NOBLE QUESTS INC.

Unaudited Financial Statements

SEPTEMBER 30, 2007

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheet –September 30, 2007

4

Condensed Statements of Operations and Other Comprehensive Income

For the Three Months Ended September 30, 2007 and 2006

5

Condensed Statements of Cash Flows for the Three Months Ended

September 30, 2007 and 2006

6

Notes to Financial Statements

7

NOBLE QUESTS, INC.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$707
Total Current Assets	707

Fixed Assets, net of depreciation	27,078

Total Assets	$27,785

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accrued Liabilities	$14,731
Bank Overdraft	2,009
Convertible Notes Payable	1,702
Shareholder Loan	180
Total Current Liabilities	18,622

Total Liabilities	18,622

STOCKHOLDERS' EQUITY
Preferred Stock - 10,000,000 shares authorized
Par value $0.001, 0 shares issued and outstanding	-
Common Stock - 50,000,000 shares authorized
Par value $0.001, 6,499,885
shares issued and outstanding	6,500
Additional Paid-In Capital	494,585
Accumulated Deficit	(491,922)
Total Stockholders' Equity	9,163

Total Liabilities and Stockholders' Equity	$27,785

See accompanying notes to financial statements.

NOBLE QUESTS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Revenue
Service Revenue	$10,800	$-
Service Revenue from Related Parties	-	14,300

General and Administrative Expenses	26,100	24,551

Operating Loss	(15,300)	(10,251)

Other Income (Expense)	-	-

Income (Loss) Before Income Taxes	(15,300)	(10,251)

Current Year Provision for
Income/Franchise Taxes	-	-

Net Loss	$(15,300)	$(10,251)

Other Comprehensive Income

Unrealized gain on available-for-sale
securities arising during the period	-	13,067

Comprehensive Income	$-	$2,816

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	6,499,885	6,449,885

See accompanying notes to financial statements

NOBLE QUESTS, INC
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Cash Flows From Operating Activities:
Net Income (Loss)	$(15,300)	$(10,251)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	1,185	873
Changes in Operating Assets and Liabilities:
Increase in Accrued Liabilities	6,285	5,536
Increase in bank overdraft	2,009	46
Net Cash (Used) in Operating Activities	(5,821)	(3,796)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Officer Contributions	1,000	-
Net Cash Provided by Financing Activities	1,000	-

Net (Decrease) Increase In Cash	(4,821)	(3,796)
Cash at Beginning of Period	5,528	3,796
Cash at the End of Period	$707	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Stock issued for conversion of convertible debt	$-	$-

See accompanying notes to financial statements.

Noble Quests, Inc.

Notes to Financial Statements

September 30, 2007

NOTE 1 - ORGANIZATION

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

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the audited financial statements for the year ended June 30, 2007 and footnotes thereto included in the Company's Form 10-KSB.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -LIQUIDITY/GOING CONCERN

The Company has accumulated losses since inception and has not yet been able to generate profits from operations.  Operating capital has been raised through the sale of common stock or through loans from investors.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management plans include continued development of the business, as discussed in NOTE 2 of the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007.

NOTE 4 - OFFICER CONTRIBUTION/RELATED PARTY TRANSACTIONS

During the three-month period ended September 30, 2007, the Company’s President contributed $1,000 to be used for the payment of Company expenses.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Risk and Uncertainties”, and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Executive Overview

We were founded a little over eight years ago but did not begin operations until December 2004. We have had only limited revenues and have operated at a loss.  We provide multi media marketing services to small business and network marketing groups. During the last 12 months we have begun focusing our efforts more on network marketing groups especially on distributors associated with MonaVie™, a health juice product. Management intends to focus on this relatively small market in hopes that our business will grow as this particular segment grows.  We will continue to provide services for other small businesses when and if the opportunity arises although we are not actively seeking it.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates. Estimates of particular significance in our financials statements include:

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

We record accounts receivable for revenue earned but not yet collected. The balance uncollected as of quarter ended September 30, 2007 and 2006 was $0. At our quarter ended September 30, 2007 and 2006, we had an allowance for uncollectible accounts of $0. The allowance for doubtful accounts, which is based upon management’s evaluation of numerous factors, including a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables. Noble Quests charges off uncollectible accounts when management estimates no possibility of collecting the related receivable. For revenue received in advance of services, we record a liability as deferred revenue.  We had neither accounts receivable nor deferred revenue as of September 30, 2007.

Marketable Securities

The Company accounts for investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. Trading securities are recorded as short-term investments and are carried at market value. Unrealized holding gains and losses on trading securities are included in operating income. Securities not classified as held-to-maturity or as trading are considered available-for-sale. Available-for-sale securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in other comprehensive income in stockholders' equity. Temporary unrealized decreases in value are reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value are expensed.   Marketable securities held by us during our fiscal year ended June 30, 2007 were sold during the past fiscal year. We no longer had any available for sale securities during the current quarter.

Securities Impairment

For the first three quarters of our June 30, 2007 fiscal year, including our September 2006 quarter ended, our available-for-sale securities were carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders equity.   During our fourth quarter of 2007 we sold the securities for $4,000 and recorded a loss of $20,266 from the carrying value of those securities. The fair value of our securities, which consisted of 93,333 shares of Brendan Technologies Inc., was based on published securities dealer’s market values. Quoted market value is considered to be fair value for actively traded securities.  When the fair value of any of our investment securities declines below its carrying value, management is required to assess whether the decline is other than temporary.  In making this assessment, we consider such factors such as the type of investment, the length of time and the extent to which the fair value has been below the carrying value, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment long enough to allow for any anticipated recovery.  Brendan Technologies shares declined in market value approximately 66% from the time we purchased them in 2004 until our year ended June 30, 2006.  At our year-end 2006, the market value of our available for sale securities was $24,266 and we took an other-than temporary write down on the decline of those securities of $45,734.

Results of Operations – Three Months Ended September 30, 2007 and 2006

The following discussions are based on the financial statements for the three months ended September 30, 2007 and September 30, 2006 for Noble Quests, Inc.  The discussions are a summary and should be read in conjunction with the financial statements and notes included under Part I. Item 1. Financial Statements.

Comparison of September 30, 2007 and 2006 Three Months Ended Operations

	Three Months	Three Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2006
Revenues	$ 10,800	$ 14,300
General and Administrative Expenses	26,100	24,551
Operating Loss	(15,300)	(10,251)
Net Loss	(15,300)	(10,251)
Other Comprehensive Income	-	13,067
Comprehensive Income (Loss)	-	2,816
Net Loss per Share	(0.00)	(0.00)

Revenues

Revenues are generated by marketing services provided to our clients and are recognized as earned at the time the services are provided.  We had $10,800 in revenues in our first quarter ended September 30, 2007 compared to $14,300 in revenues in first quarter ended September 30, 2006 which reflects an approximate 24% decrease between the periods. All of our revenues during our first quarter were generated by two clients. The decrease in revenues reflects our efforts to shift from servicing small businesses to capturing market share of a very narrow target market. We are focusing on capturing this market as it grows although continue to perform services in the area of business development for other customers.

Expenses/Loss from Operations/Net Loss

Our expenses increased slightly during this year’s first quarter from $24,551 in our first quarter last year to $26,100 in our first quarter this year. This resulted in a higher operating loss of $15,300 for the three months ended September 30, 2007 compared to an operating loss of $10,251 for the three months ended September 30, 2006 when higher revenues helped offset expenses. Expenses this year included approximately $324 in advertising costs up from the $224 spent last year.  We had over $2,900 in auto expenses and $1,000 in insurance expenses last year which we did not have this year; an agreement with an independent contractor which has since terminated required us to pay up to $2,000 a month in auto expenses plus health insurance for the independent contractor. During each of last two fiscal years, marketing expenses were a large component of our general and administrative expenses costing us over $8,000 in the first quarter of last year and about half that or $4,036 in this year’s first quarter. This year’s first quarter saw over $14,000 in professional fees nearly triple the $5,349 spent in the first quarter of last year; expenses associated with legal and accounting have increased since we became a public company especially in our first quarter when professional fees related to our fiscal year end June 30 annual report and audit were incurred.  We expect to continue to incur significant professional fees, especially legal and accounting fees associated with compliance with reporting obligations and various SEC rules. We had no rent expenses this year which cost us $2,665 last year when we were paying a former officer for use of office/storage space in her home; however, we did incur nearly $3,500 in travel expenses this year which we did not spend in the first quarter last year.

Other Income/Expense/ Comprehensive Income (Loss)

We had no other income/expense for the three months ended September 30, 2007.  During the three months ended September 30, 2006 we recorded an unrealized gain of $13,067 on our available-for-sale securities; at that time we considered our losses/gains on the investment as other-than-temporary and therefore did not expense it. The unrealized gain for the period increased our net loss of $10,251 to comprehensive income of $2,816.  During our June 30, 2007 fiscal year, we sold the shares to a related party for $4,000 and recorded a loss on the available-for-sale securities at fiscal our year-end of $20,266.

Balance Sheet Information

Sept. 30, 2007
Cash	$ 707
Fixed assets	27,078
Total Assets	27,785
Total Current Liabilities	18,622
Accumulated Deficit	491,922
Total Stockholders Equity	9,163

Our current assets at September 30, 2007 consisted of cash of $707.  We have fixed assets of $27,078 which includes motivational artwork, office equipment, furniture and motivational media.

We had liabilities at September 30, 2007 of $18,622, which includes a convertible note of $1,702, accrued liabilities of $14,731, a shareholder loan of $180 and a bank overdraft of $2,009.  Accrued liabilities, the largest component, consists mostly of professional fee payables associated with our registration statement on Form SB-2 and public reporting requirements.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Our revenues have not reached a level to support our operations.  Net cash used by operating activities was $5,821 during our first quarter ended September 30, 2007 compared to $3,796 in the prior year. Our primary sources of capital during the first quarters ended September 30 of each of the last two years are as follows:

During first quarter of this year, operating losses of $15,300 exceeded our revenues of $10,800.  We funded our losses through available cash, a shareholder contribution of $1,000, and increases in our accrued liabilities.

During our first quarter of 2006, we funded our losses through increases in our accrued liabilities as well as cash flows from operations.

Although our expenses are more consistent with our cash flows from operations, we continue to operate at a loss and will need to raise additional funds to finance our losses and expand our business

Plan of Operations for the Next Twelve Months

We have incurred losses since inception and have an accumulated deficit through September 30, 2007 of $491,922. We have only $707 in cash and no receivables at this time and approximately $18,622 in liabilities.  At our estimated burn rate of approximately $7,000 per month, we do not have sufficient cash to fund our operations.

During the next twelve months we must continue to find ways to reduce our operating expenses and generate increased cash flows from operations. We were able to reduce our overall operating expenses during FYE 2007 by spending approximately $82,000 rather than the anticipated $120,000 (or $10,000 per month); we have attempted to carry this over into our first quarter of this fiscal year although we exceeded our $7,000 per month estimated burn rate spending approximately $8,500 per month. We incurred additional liabilities during the period as a result of the “going public” and reporting process This process has placed additional burdens on our cash flows in the form of professional fees especially due to our principal financial & accounting officer’s lack of experience in those positions which forces her to seek outside accounting services. Outside accounting services are responsible for reviewing and analyzing the completeness of the accounting information provided by our CFO and then compiling it into a financial statement prior to submission to our independent public accountant for review. We anticipate professional fees will cost us approximately about $5,000 per quarter although we far exceeded that in this quarter spending nearly three times that much.

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

We currently operate at a loss with net losses in each of our last two fiscal years as well as during this current quarter.  We expect to continue to experience losses in the near future. Our income from operations is not sufficient to fund our day-to-day operations nor is it sufficient to promote any expansion.  Although we have no immediate plans of raising additional capital, we will need to raise additional funds in the future to fund our losses, expand our business, promote more aggressive marketing programs and/or for the acquisition of complementary businesses. The amount of funding we will require has not yet been determined and depends on many factors not the least of which is the amount of revenues we generate, whether or not management will be able to reduce our operating expenses and how aggressively we market our services in the next twelve months.  Our revenues have been inconsistent making it difficult to analyze our cash needs and we have not yet made a determination as to how much additional financing we will need.  In the past we have relied on sales of our common stock to fund operations but may also look to other forms of debt or equity financing. We may also rely on loans from related or non-related parties. The success of raising capital is dependent on:

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

Our auditors have expressed concern as to whether we can continue as a going concern

We have incurred ongoing operating losses and do not currently have financing commitments in place to meet expected cash requirements for the next year.  We have suffered net losses for our last two fiscal years of $34,572 and $180,723, respectively, and $15,300 during the quarter ended September 30, 2007. We had an accumulated deficit at September 30, 2007 of $491,922. We are unable to fund our day-to-day operations through revenues alone and management believes we will continue to incur operating losses in the near future while we try to increase our share of a very narrow market, or expand our market into other similar areas. We may be unable to increase our revenues sufficiently to achieve profitability. Our auditors have expressed concern as to whether we can continue as a going concern in their report.

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

Although we attempt to have multiple clients at any given time, there are times that we are reliant on only one or a few clients to generate revenues.  Furthermore, we do not enter into any type of formal agreement regarding our services with our clients.  Management must continually seek new clients especially at the completion of any given job. Failure to secure new clients as needed could result in a total lack of revenues and would negatively impact our cash flows.  Two clients were responsible for our revenues in the quarter ended September 30, 2007.

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

We must continue to meet our filing obligations under the 1934 Act to maintain our quotation on the OTCBB and such filings must be filed in a timely manner in order to avoid a temporary suspension in trading.  In addition,   FINRA rules impose the requirement that if we fail to file our quarterly and annual reports in accordance with SEC time constraints more than two times in a two year period, we will lose our “listing” for one year during which time we must file each and every report on time before we can be quoted again. Therefore if we are suspended from quotation on the OTCBB, you will have difficulty liquidating your investment.

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

Our officers and directors and affiliates control a significant portion of our stock which gives them significant influence on all matters requiring stockholder approval; they could prevent transactions which would be in the best interests of the other stockholders.

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

ITEM 3:

CONTROLS AND PROCEDURES

Our chief executive officer who also acts as our chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures are effective.

During the quarter ended September 30, 2007, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

For the fiscal year ended June 30, 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

Our registration statement on Form SB-2 was declared effective on June 11, 2007.  We were granted a symbol for quotation on the Over-the-Counter Bulletin Board on September 26, 2007. Our symbol is “NBLQ”.

ITEM 6:

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

32.2

Section 1350 Certification

(1)

Filed with our initial Registration Statement on Form SB-2 on November 9, 2006

(2)

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2007

NOBLE QUESTS, INC.

By:   /s/ Shannon McCallum-Law                          .

Shannon McCallum-Law

Principal Executive and Financial Officer

18