Form 10QSB
period 2007-12-31
NOBLE QUESTS INC
filed 2008-01-25
CIK 1367993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

NOBLE QUESTS, INC.

(Name of Small Business Issuer in its Charter)

Nevada	333-138479	87-0602435
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

919 Gale Street, Salt Lake City, Utah 84101

(Address of principal executive office)

(801)-244-2423

(Issuer’s telephone number)

3945 So. Wasatch Dr., #282, Salt Lake City, Utah 84124

(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange

Act  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports);  and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

As of January 15, 2008, the registrant had 5,119,885 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐   No ☑

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 1.

FINANCIAL STATMENTS

3

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS

8

ITEM 3:

CONTROLS AND PROCEDURES

17

PART II – OTHER INFORMATION

18

ITEM 1.

LEGAL PROCEEDINGS

18

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

18

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

18

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

ITEM 5.

OTHER INFORMATION

18

ITEM 6:

EXHIBITS

19

SIGNATURES

20

PART I – FINANCIAL INFORMATION

In this quarterly report references to “Noble,”  “Noble Quests,”  “we,” “us,” and “our” refer to Noble Quests, Inc.

ITEM 1.

FINANCIAL STATMENTS

NOBLE QUESTS INC.

Unaudited Financial Statements

December 31, 2007

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheet –December 31, 2007

4

Condensed Statements of Operations and Other Comprehensive Income

For the Three Months and Six Months Ended December 31, 2007 and 2006

5

Condensed Statements of Cash Flows for the Six Months Ended

December 31, 2007 and 2006

6

Notes to Financial Statements

7

NOBLE QUESTS, INC.
CONDENSED BALANCE SHEET
DECEMBER 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$3,063
Total Current Assets	3,063

Fixed Assets, net of depreciation	25,893

Total Assets	$28,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accrued Liabilities	$18,394
Line of Credit	347
Convertible Notes Payable	1,702
Shareholder Loan	180
Total Current Liabilities	20,623

Total Liabilities	20,623

STOCKHOLDERS’ EQUITY
Preferred Stock - 10,000,000 shares authorized
Par value $0.001, 0 shares issued and outstanding	-
Common Stock - 50,000,000 shares authorized
Par value $0.001, 5,119,885
shares issued and outstanding	5,120
Additional Paid-In Capital	495,965
Accumulated Deficit	(492,752)
Total Stockholders’ Equity	8,333

Total Liabilities and Stockholders’ Equity	$28,956

See accompanying notes to financial statements.

NOBLE QUESTS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
For the Three and Six Months Ended December 31, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue
Service Revenue from Related Parties	$20,500	$6,200	$31,300	$20,500

General and Administrative Expenses	21,330	13,134	47,430	37,684

Operating Loss	(830)	(6,934)	(16,130)	(17,184)

Other Income (Expense)	-	-	-	-

Income (Loss) Before Income Taxes	(830)	(6,934)	(16,130)	(17,184)

Current Year Provision for
Income/Franchise Taxes	-	-	-	-

Net Loss	$(830)	$(6,934)	$(16,130)	$(17,184)

Other Comprehensive Income

Unrealized gain on available-for-sale
securities arising during the period	-	9,333	-	22,400

Comprehensive Income	$-	$2,399	$-	$5,216

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	6,346,552	6,499,885	6,423,218	6,499,885

See accompanying notes to financial statements

NOBLE QUESTS, INC
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2007 and 2006
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Cash Flows From Operating Activities:
Net Income (Loss)	$(16,130)	$(17,184)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	2,370	1,746
Changes in Operating Assets and Liabilities:
Increase in Accrued Liabilities	9,948	10,025
Increase in bank overdraft	347	2,338
Net Cash (Used) in Operating Activities	(3,465)	(3,075)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Shareholder Loan/Contributions	1,000	-
Net Cash Provided by Financing Activities	1,000	-

Net (Decrease) Increase In Cash	(2,465)	(3,075)
Cash at Beginning of Period	5,528	3,796
Cash at the End of Period	$3,063	$721

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Stock issued for conversion of convertible debt	$-	$-

See accompanying notes to financial statements.

Noble Quests, Inc.

Notes to Financial Statements

December 31, 2007

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

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the audited financial statements for the year ended June 30, 2007, and footnotes thereto included in the Company’s Form 10-KSB Annual Report for the fiscal year ended June 30, 2007.

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

NOTE 3-

  LIQUIDITY/GOING CONCERN

The Company has accumulated losses since inception and has not yet been able to generate profits from operations.  Operating capital has been raised through the sale of common stock or through loans from investors.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management plans include continued development of the business, as discussed in NOTE 2 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

NOTE 4-

  CANCELLATION OF COMMON SHARES

On December 21, 2007, a majority shareholder voluntarily returned 1,380,000 shares of her common stock to the Company to be cancelled pursuant to the terms of a Stock Purchase Agreement and a related indemnification.

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

Executive Overview

We were founded a little over eight years ago but did not begin operations until December 2004. We have had only limited revenues and have operated at a loss.  We provide multi media marketing services to small business and network marketing groups. During the last 12 months, we have begun focusing our efforts more on network marketing groups, especially on distributors associated with MonaVie™, a health juice product. Management intends to focus on this relatively small market in hopes that our business will grow as this particular segment grows.  We will continue to provide services for other small businesses when and if the opportunity arises although we are not actively seeking it.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates. Policies of particular significance in our financials statements include:

Revenues

We recognize revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

Revenue is recognized as earned, which is when the services are provided to the client businesses. That is, the arrangements of the sale are documented, the services have been rendered to the customer, the pricing becomes final and collectibility is reasonably assured.

We record accounts receivable for revenue earned but not yet collected. The balance uncollected as of quarter ended December 31, 2007, and 2006, was $0. At our quarter ended December 31, 2007, and 2006, we had an allowance for uncollectible accounts of $0. The allowance for doubtful accounts, which is based upon management’s evaluation of numerous factors, including a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables. We charge off uncollectible accounts when management estimates no possibility of collecting the related receivable. For revenue received in advance of services, we record a liability as deferred revenue.  We had neither accounts receivable nor deferred revenue as of December 31, 2007.

Marketable Securities

The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. Trading securities are recorded as short-term investments and are carried at market value. Unrealized holding gains and losses on trading securities are included in operating income. Securities not classified as held-to-maturity or as trading are considered available-for-sale. Available-for-sale securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in other comprehensive income in stockholders’ equity. Temporary unrealized decreases in value are reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value are expensed.   Marketable securities held by us during our fiscal year ended June 30, 2007 were sold during the past fiscal year. We no longer had any available-for-sale securities during the current quarter.

Securities Impairment

For the first three quarters of our June 30, 2007 fiscal year, including our December 2006 quarter ended, our available-for-sale securities were carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders equity.   During our fourth quarter of 2007, we sold the securities for $4,000 and recorded a loss of $20,266 from the carrying value of those securities. The fair value of our securities, which consisted of 93,333 shares of Brendan Technologies Inc., was based on published securities dealer’s market values. Quoted market value is considered to be fair value for actively traded securities.  When the fair value of any of our investment securities declines below its carrying value, management is required to assess whether the decline is other-than-temporary.  In making this assessment, we consider such factors such as the type of investment, the length of time and the extent to which the fair value has been below the carrying value, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment long enough to allow for any anticipated recovery.  Brendan Technologies shares declined in market value approximately 66% from the time we purchased them in 2004 until our year ended June 30, 2006.  At our year-end 2006, the market value of our available for sale securities was $24,266 and we recognized an other-than-temporary write down on the decline of those securities of $45,734.

Results of Operations

Comparison of December 31, 2007 and 2006 Three and Six Months Ended Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006
Revenues	$20,500	$6,200	$31,300	$20,500
General and Administrative Expenses	21,330	13,134	47,430	37,684
Operating Loss	(830)	(6,934)	(16,130)	(17,184)
Net Loss	(830)	(6,934)	(16,130)	(17,184)
Other Comprehensive Income	-	9,333	-	22,400
Comprehensive Income	-	2,399	-	5,216
Net Loss per Share	-	-	-	-

Results of Operations – Three Months Ended December 31, 2007 and 2006

The following discussions are based on the financial statements for the three months ended December 31, 2007, and 2006, for Noble Quests, Inc.  The discussions are a summary and should be read in conjunction with the financial statements and notes included under PART I, ITEM 1 - FINANCIAL STATEMENTS.

Revenues

Revenues are generated by marketing services provided to our clients and are recognized as earned at the time the services are provided.  We had $20,500 in revenues in our second quarter ended December 31, 2007, more than three times higher than the $6,200 in revenues generated in our second quarter ended December 31, 2006. All revenues during our second quarter were generated by one client. Management made a significant effort to increase revenues during our second quarter this year. We are continuing our efforts to shift from servicing small businesses to capturing market share of a very narrow target market. We are focusing on capturing this market as it grows, although continuing to perform services in the area of business development for other customers.

Expenses/Loss from Operations/Net Loss

Our expenses increased by about 40% during this year’s second quarter from $13,134 in the three months ended December 31, 2006, to $21,330 in the three months ended December 31, 2007.  Despite this increase in expenses, our operating loss during the three months ended December 31, 2007, was $830, considerably less than the operating loss of $6,934 in the prior year’s three-month period when higher revenues helped offset the higher expenses. Expenses this year included approximately $2,331 in auto expenses, more than double the $900 spent last year. Marketing in the three months ended December 31, 2007, cost us $4,578, compared to $3,202 spent last year and is one of the larger components of our expenses. Professional fees cost us more during the December 31, 2006, quarter end at $2,284; professional fess this year during that same three month period were $850. However, we do expect to incur significant professional fees, especially legal and accounting fees associated with compliance with reporting obligations and various Securities and Exchange Commission rules during the next year.  Travel expenses increased significantly this year to nearly $5,570 from only $775 last year, and these expenses were associated with management’s marketing efforts.

Other Income/Expense/ Comprehensive Income (Loss)

We had no other income/expense for the three months ended December 31, 2007.  During the three months ended December 31, 2006, we recorded an unrealized gain of $9,333 on our available-for-sale securities resulting in comprehensive income for the period of $2,339; at that time we considered our losses/gains on the investment as other-than-temporary and therefore did not record it.  During our June 30, 2007, fiscal year, we sold the shares to a related party for $4,000 and recorded a loss on the available-for-sale securities at our fiscal year-end of $20,266.

Results of Operations – Six Months Ended December 31, 2007 and 2006

The following discussions are based on the financial statements for the six months ended December 31, 2007, and 2006, for Noble Quests, Inc.  The discussions are a summary and should be read in conjunction with the financial statements and notes included under PART I, ITEM 1 - FINANCIAL STATEMENTS.

Revenues

Revenues are generated by marketing services provided to our clients and are recognized as earned at the time the services are provided.  We had $31,300 in revenues in our six months ended December 31, 2007, about 35% higher than the $20,500 in revenues in the six months ended December 31, 2006. All of our revenues during our six months ended December 31, 2007, period were generated by two clients. Management made a significant effort to increase revenues during the first half of our fiscal year especially during the second quarter.

Expenses/Loss from Operations/Net Loss

Our expenses increased a little over 25% during this year’s first six months ended December 31, 2007, from $37,684 in the six months ended December 31, 2006 to $47,430.  Despite this increase in expenses, our operating losses during the comparable six-month periods were nearly the same, $17,184 last year and $16,130 this year when higher revenues helped offset the increase in expenses.  During the six months ended December 31, 2006, we spent $3,812 on auto expenses and $550 on medical insurance compared to $2,330 this year and no medical insurance expense; a contract with a subcontractor required us to pay certain auto and medical expenses. The contract was mutually terminated in the second quarter of 2006. Additional six-month period comparisons show a reduction in several categories, including marketing expenses of $8,614 this year compared to $11,756 last year; licensing and fees of $347 this year compared to over $1,300 last year; and a rent expense of $2,685 last year which was not incurred this year.  Our increase in expenses this year was mostly due to professional fees of $14,935, almost double what was spent last year in that same period. We spent considerably more this year due to legal and accounting expenses related to our efforts to “go public”. We expect to continue to incur significant professional fees, especially legal and accounting fees associated with compliance with reporting obligations and various Securities and Exchange Commission rules during the next year.  Travel also cost us more this year at approximately $9,000 compared to only $1,028 last year, and these expenses were associated with management’s marketing efforts.

Other Income/Expense/ Comprehensive Income (Loss)

We had no other income/expense for the six months ended December 31, 2007.  During the six months ended December 31, 2006, we recorded an unrealized gain of $22,400 on our available-for-sale securities resulting in comprehensive income for the period of $5,216; at that time we considered our losses/gains on the investment as other-than-temporary and therefore did not record it.  During our June 30, 2007, fiscal year, we sold the shares to a related party for $4,000 and recorded a loss on the available-for-sale securities at our fiscal year-end of $20,266.

Balance Sheet Information

Dec. 31, 2007
Cash	$ 3,063
Fixed assets	25,893
Total Assets	28,956
Total Current Liabilities	20,623
Accumulated Deficit	492,752
Total Stockholders Equity	8,333

Our current assets at December 31, 2007, consisted of cash of $3,063.  We have fixed assets of $25,893, which includes motivational artwork, office equipment, furniture and motivational media.

We had liabilities at December 31, 2007, of $20,623, which includes a convertible note of $1,702, accrued liabilities of $18,394, a line of credit of $347, and a shareholder loan of $180. Accrued liabilities, the largest component, consists mostly of professional fee payables associated with our registration statement on Form SB-2 and public reporting requirements.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Our revenues have not reached a level to support our operations.  Net cash used by operating activities was $3,465 during our six months ended December 31, 2007, compared to $3,075 in the prior year. Our primary sources of capital during the six months ended December 31 of each of the last two fiscal years are as follows:

During our first six months of our current fiscal year, we funded our losses through available cash, a shareholder contribution of $1,000   and increases in our accrued liabilities.

During our first six months of our last fiscal year 2006, we funded our losses through increases in our accrued liabilities as well as cash flows from operations.

Although our expenses are more consistent with our cash flows from operations, we continue to operate at a loss and will need to raise additional funds to finance our losses and expand our business

Plan of Operations for the Next Twelve Months

We have incurred losses since inception and have an accumulated deficit through December 31, 2007, of $492,752. We have only $3,063 in cash and no receivables at this time and  $20,623 in liabilities.  At our estimated burn rate of approximately $7,000 - $8,000 per month, we do not have sufficient cash to fund our operations.

During the next twelve months, we must continue to find ways to reduce our operating expenses and generate increased cash flows from operations. We were able to reduce our overall operating expenses during fiscal year end 2007 by spending approximately $82,000 rather than the anticipated $120,000 (or $10,000 per month); we have attempted to carry this over into our first two quarters of this fiscal year although, we exceeded our $7,000 per month estimated burn rate spending approximately $8,000 per month. We incurred additional liabilities during the period as a result of the “going public” and reporting process. This process has placed additional burdens on our cash flows in the form of professional fees, especially due to our principal financial and accounting officer’s lack of experience in those positions, which forces her to seek outside accounting services. Outside accounting services are responsible for reviewing and analyzing the completeness of the accounting information provided by our CFO and then compiling it into a financial statement prior to submission to our independent public accountant for review. We anticipate professional fees will cost us approximately $5,000 per quarter.

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

We currently operate at a loss with net losses in each of our last two fiscal years as well as during the first six months of this fiscal year.  We expect to continue to experience losses in the near future. Our income from operations is not sufficient to fund our day-to-day operations nor is it sufficient to promote any expansion.  Although we have no immediate plans of raising additional capital, we will need to raise additional funds in the future to fund our losses, expand our business, promote more aggressive marketing programs and/or for the acquisition of complementary businesses. The amount of funding we will require has not yet been determined and depends on many factors not the least of which is the amount of revenues we generate, whether or not management will be able to reduce our operating expenses and how aggressively we market our services in the next twelve months.  Our revenues have been inconsistent making it difficult to analyze our cash needs and we have not yet made a determination as to how much additional financing we will need.  In the past we have relied on sales of our common stock to fund operations but may also look to other forms of debt or equity financing. We may also rely on loans from related or non-related parties. The success of raising capital is dependent on:

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

Our auditors have expressed concern as to whether we can continue as a going concern

We have incurred ongoing operating losses and do not currently have financing commitments in place to meet expected cash requirements for the next year.  We have suffered net losses for our last two fiscal years of $34,572 and $180,723, respectively, and $16,130 during the six months ended December 31, 2007. We had an accumulated deficit at December 31, 2007 of $492,752. We are unable to fund our day-to-day operations through revenues alone and management believes we will continue to incur operating losses in the near future while we try to increase our share of a very narrow market, or expand our market into other similar areas. We may be unable to increase our revenues sufficiently to achieve profitability. Our auditors have expressed concern as to whether we can continue as a going concern in their report.

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

Although we attempt to have multiple clients at any given time, there are times that we are reliant on only one or a few clients to generate revenues.  Furthermore, we do not enter into any type of formal agreement regarding our services with our clients.  Management must continually seek new clients especially at the completion of any given job. Failure to secure new clients as needed could result in a total lack of revenues and would negatively impact our cash flows.  Two clients were responsible for our revenues in the six months ended December 31, 2007.

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

Our sole director/officers, and affiliates whose interests may differ from other stockholders, have the ability to exercise significant control over us. These individuals beneficially own approximately 59% of our common stock. These stockholders are able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of Noble Quests, Inc. These individuals could prevent transactions, which would be in the best interests of the other shareholders. The interests of our officers, director and affiliate may not necessarily be in the best interests of the shareholders in general. The affiliate recently entered into a Stock Purchase Agreement and Letter of Intent which may ultimately result in a reorganization of Noble Quests.  (See PART II, ITEM 5 – OTHER INFORMATION.)

ITEM 3:

CONTROLS AND PROCEDURES

Our chief executive officer who also acts as our chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report and concluded that our controls and procedures are effective.

During the quarter ended December 31, 2007, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

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

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

We filed a Form 8K Current Report on December 21, 2007 and updated our prospectus regarding the following:

On December 17, 2007, Stephanie Kirch, who then owned 3,007,485 shares (including 7,485 shares beneficially owned by Chris Kirch, her husband) of our common stock or approximately 46.3% of our outstanding voting securities, executed a Share Purchase Agreement (the “SPA”) whereby she sold 1,000,000 of these shares to four persons or entities, 250,000 shares to each, one of whom had executed a non-binding Letter of Intent (the “LOI”) on the same date with us to potentially present us with a proposal regarding the acquisition of a business enterprises.  Ms. Kirch sold these shares under our Resale Prospectus in our SB-2 Registration Statement that was amended to include our most recent financial statements by a filing with the Securities and Exchange Commission made on December 3, 2007.  Under the SPA, if the proposed reorganization that may be made available to us is not completed for any reason, the purchasers of these shares have the right to “put” the shares to Ms. Kirch or her designees, and Ms. Kirch or her designees have the right to “call” the shares from these purchasers at the purchase price.  The aggregate purchase price of the shares was $50,000.

On December 20, 2007, Ms. Kirch agreed to cancel 1,380,000 of her shares of common stock in consideration of an indemnification from her husband and us from and against any and all liabilities of the Company or any claims of a third party who has claimed that he had paid for shares of our common stock but had not received them; she also, as part of a partial distribution of marital assets between her and her husband, Chris Kirch, conveyed 560,000 of the shares that she owned to Chris Kirch, while retaining a total of 60,000 shares.  As part of these transactions, Ms. Kirch assigned her rights in her call to repurchase the shares that she sold for $50,000, as outlined above, in consideration of an indemnification against the purchasers’ put, ensuring that she would not have to repay the $50,000 purchase price if the proposed reorganization is not completed.  Ms. Kirch assigned, and the indemnification was given, by the parties who introduced the purchaser to us with whom we executed the aforesaid LOI.

On the cancellation of these shares, Ms. Kirch’s step-daughter (Chris Kirch’s daughter), Shannon McCallum-Law, who is currently our sole director, President and Secretary, will continue to own 3,050,000 shares, but the voting percentage of her shareholdings will increase from 46.9% to 59.6%.

ITEM 6:

EXHIBITS

Exhibit No.     Description

3.1

Articles of Incorporation of Noble Quests, filed with the State of Nevada on March 13, 1998 (1)

3.2

Amendment to Articles of Incorporation, filed with the State of Nevada on October 25, 2006 (1)

3.3

Amended and Restated Articles of Incorporation, filed with the State of Nevada, November 1, 2006 (1)

3.4

By-laws  (1)

10.1

Independent Contractor Agreement, dated June 1, 2005 (1)

31.1

Principal Executive Officer Certification  (2)

31.2

Principal Financial Officer Certification  (2)

32.2

Section 1350 Certification (2)

(1)

Filed with our initial Registration Statement on Form SB-2 on November 9, 2006

(2)

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 18, 2007

NOBLE QUESTS, INC.

By:   /s/ Shannon McCallum-Law                          .

Shannon McCallum-Law

Principal Executive and Financial Officer

20