Form 10QSB
period 2008-03-31
Legend Media, Inc.
filed 2008-05-14
CIK 1367993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________ to ________

Commission file number 333-138479

LEGEND MEDIA, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	87-0602435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9663 Santa Monica Blvd. #952, Beverly Hills, CA 90210
(Address of principal executive offices)

(310) 933-6050
(Issuer’s telephone number, including area code)

Noble Quests, Inc.
919 Gale Street, Salt Lake City, Utah 84101
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☑   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No ☑

As of May 15, 2008, the registrant had 8,200,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☑

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

LEGEND MEDIA, INC.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008

March 31,
2008
(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$254,905
Other current assets	20,040
Prepaid expenses	87,457

Total current assets	362,402

Property and equipment, net	24,708

TOTAL ASSETS	$387,110

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$20,119
Accrued liabilities	54,425
Accrued interest	30,745
Short term notes payable, net of discount of $432,774	292,959

Total current liabilities	398,248

Commitments and contingencies	-

STOCKHOLDERS' DEFICIT
Preferred stock - 10,000,000 shares authorized,
par value $0.001, 0 shares issued and outstanding	-
Common stock - 50,000,000 shares authorized,
par value $0.001, 8,200,000 shares issued and outstanding	8,200
Additonal paid-in capital	583,479
Accumulated deficit	(602,817)
Total stockholders' deficit	(11,138)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$387,110

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

General and administrative expenses	539,659	-	539,659	-

Operating loss	(539,659)	-	(539,659)	-

Non-operating income (expense):
Interest expense	(63,158)	-	(63,158)	-

Total non-operating income (expense)	(63,158)	-	(63,158)	-

Income before income tax	(602,817)	-	(602,817)	-

Income tax	-	-	-	-

Net income	$(602,817)	$-	$(602,817)	$-

Weighted average shares outstanding :
Basic	5,156,044	1,200,000	2,513,869	1,200,000
Diluted	5,156,044	1,200,000	2,513,869	1,200,000

Earnings per share:
Basic	$(0.12)	$-	$(0.24)	$-
Diluted	$(0.12)	$-	$(0.24)	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31, 2008

			Additonal		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, July 1, 2007	1,200,000	$1,200	$(1,200)	$-	$-

Shares issued in connection with Noble Quest merger	2,700,000	2,700	5,634		8,334

Common stock issued for cash	4,100,000	4,100	83,640		87,740

Common stock issued for services	200,000	200	4,080		4,280

Fair value of warrants issued with notes payable			465,187		465,187

Fair value of employee/director options			26,138		26,138

Net loss				(602,817)	(602,817)

Balance, March 31, 2008	8,200,000	$8,200	$583,479	$(602,817)	$(11,138)

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	Nine Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(602,817)	$-
Adjustments to net loss for non-cash activities:
Depreciation	1,185	-
Amortization of debt discounts	32,413	-
Common stock issued for services	4,280	-
Fair value of stock options under SFAS 123R	26,138	-
Adjustment to reconcile net loss to net cash
used in operating activities:
Other current assets	(20,040)	-
Prepaid expenses	(87,457)	-
Accounts payable	20,119	-
Accrued liabilities	36,866	-
Accrued interest	30,745	-

Net cash used in operating activities	(558,568)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	794,733	-
Repayment of notes payable	(69,000)	-
Proceeds from sale of common stock	87,740	-

Net cash used in financing activities	813,473	-

NET DECREASE IN CASH & CASH EQUIVALENTS	254,905	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$254,905	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Legend Media, Inc. (the “Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of the Company's management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2008. The results for the nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending June 30, 2008.

Organization and Line of Business

Legend Media, Inc., formerly known as Noble Quests, Inc. (hereinafter referred to as the “Company” or “Legend Media”), was organized as a Nevada corporation on March 16, 1998, for the purpose of selling multi-media marketing services and other related services to network marketing groups. Specifically, the Company assisted network marketers in using marketing tools such as public relations, advertising, direct mail, collateral development, electronic communications and promotion tools to increase product and service awareness.

On January 31, 2008, the Company entered into a share exchange agreement with Ms. Shannon McCallum-Law, the majority stockholder, sole director and Chief Executive Officer of the Company, Well Chance Investments Limited (“Well Chance”) and Well Chance's sole shareholder (the "Well Chance Shareholder"). Pursuant to the terms of the exchange agreement, the Company agreed to acquire all of the issued and outstanding shares of Well Chance's common stock in exchange for the Company’s issuance of 1,200,000 shares of its common stock to the Well Chance Shareholder on the basis of 1,200 shares of its common stock for every one share of Well Chance common stock held.

Concurrently with the closing of the transactions under the share exchange agreement and as a condition thereof, the Company entered into an agreement with Ms. McCallum-Law, pursuant to which she returned to the Company for cancellation 2,419,885 of the 5,119,885 shares of the Company’s common stock owned by her. Ms. McCallum-Law was not compensated in any way for the cancellation of the shares. In addition, the Company issued 4,100,000 shares of its common stock to certain affiliates of Well Chance for $87,740 and 200,000 shares in exchange for consulting services performed in connection with this transaction. Upon completion of the foregoing transactions, the Company had an aggregate of 8,200,000 shares of common stock issued and outstanding.

The exchange of shares with the Well Chance Shareholder was accounted for as a reverse acquisition under the purchase method of accounting since Well Chance obtained control of Legend Media. Concurrent with the closing of the transaction, Noble Quests, Inc. changed its name to Legend Media, Inc. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, Well Chance being treated as the continuing entity.

As a result of the reverse merger transactions described above, the historical financial statements presented are those of Well Chance, the operating entity.

Well Chance was incorporated under the laws of the British Virgin Islands as an International Business Company on February 22, 2005. Well Chance was formed to create a business that principally engaged in the development and management of a technology platform that deploys advertisements across its various advertising mediums.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Today, the Company is building a consumer advertising network in China focused on the Chinese radio advertising industry. The Company has secured a Memorandum of Understanding (“MOU”) with two Chinese radio advertisement companies. In addition, on May 8, 2008, the Company entered into a Share Purchase Agreement with Music Radio Limited, a British Virgin Islands company (the "Seller"), and all of the shareholders of the Seller pursuant to which the Company agreed to purchase 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Seller. If this transaction is consummated, the Company will secure effective control of an advertising contract granting the Company the exclusive right to market and sell all broadcast advertising for a radio station located in Tianjin, China. Management has established relationships in China that will provide access to key sales outlets and additional advertising assets. The Company has contracted with local experts in the Beijing and Shandong provinces who are developing a network of relationships that are expected to allow the Company to expand sales efforts quickly as new inventory is acquired.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements of Legend Media, Inc. include the accounts of Well Chance, its wholly owned subsidiary.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Prepaid Expenses

Prepaid expenses consist of prepayments for legal and consulting services. Prepaid expenses are amortized over the period in which the services are performed.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Motivational media	5 years
Office equipment and furniture	5 years
Motivational artwork	10 years

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

The following are the details of the property and equipment:

March 31, 2008
Motivational artwork	$32,500
Office equipment and furniture	400
Motivational media	7,055
$39,955
Less: Accumulated depreciation	(15,247)
$24,708

Depreciation expense was $1,185 for the three and nine months ended March 31, 2008.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 560,000 options outstanding as of March 31, 2008.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128 ("SFAS No. 128"), “Earnings Per Share.” Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were options to purchase 560,000 shares of common stock and warrants to purchase 258,970 shares of common stock outstanding as of March 31, 2008.  For the three months and nine months ended March 31, 2008, the Company incurred a net loss in the accompanying Statements of Operations of $602,817; therefore the effect of options and warrants outstanding is anti-dilutive during the three and nine months ended March 31, 2008.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and nine months ended March 31, 2008:

	Three Months Ended		Nine Months Ended
	Weighted Average Shares Outstanding	Per Share Amount	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share	5,156,044	$(0.12)	2,513,869	$(0.24)
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	5,156,044	$(0.12)	2,513,869	$(0.24)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 ("SFAS No. 159"), “The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) ("SFAS No. 141R"), “Business Combinations.” SFAS No. 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160 ("SFAS No. 160"), “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Note 3 - Going Concern

The Company has recently commenced its operations in China and has not generated any revenue from the sale of consumer advertising on Chinese radio stations. The Company expects to continue to incur losses but the Company expects to generate revenue in the second quarter of 2008.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has not generated any profit, which raises substantial doubt about its ability to continue as a going concern.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

In view of these matters, realization of profitability is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management's plans include further marketing of its multi-media marketing services and the expansion of its sale consumer advertising on Chinese radio stations.  If the Company is unsuccessful in these efforts and cannot attain sufficient revenue to permit profitable operations or if it cannot obtain a source of funding or investment, it may be required to substantially curtail or terminate its operations.

Note 4 - Notes Payable

On January 31, 2008, in connection with the share exchange agreement discussed under Note 1-Organization and Basis of Presentation, Well Chance entered into a loan agreement by and between Well Chance and RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which Well Chance had the right to borrow $444,733 from RMK as a short term bridge loan. To date, Well Chance has borrowed $375,733 under the loan agreement with RMK. The advances on the loan occurred in February 2008, and are due one year from the date of the initial advance along with all applicable loan fees. Notwithstanding the foregoing, in the event of the issuance and sale of equity or equity-linked securities by Well Chance or the Company to investors (other than investors who are stockholders of Well Chance at the time of the loan), which issuance and sale results in gross proceeds to Well Chance of at least $3,000,000 prior to the maturity date, then full repayment of the loan amount, the loan fee and any additional loan fee owed to Newport as of the closing date of such financing (as calculated above) shall be payable by the Company to Newport no later than five business days after the closing date of the equity financing. Accordingly, the Company has classified the loan as short-term in the accompanying balance sheet.

In addition, pursuant to the loan agreement, Well Chance executed and delivered to RMK a security agreement to secure the repayment of the loan by granting RMK a continuing security interest in all presently existing and subsequently acquired assets and property of Well Chance of whatever nature and wherever located (except for any such assets for which, by the terms of any agreement in existence on the date of the loan agreement, does not permit the granting of a security interest, in which case Well Chance shall grant to RMK a security interest in all proceeds received by Well Chance generated by such assets). In connection with this loan the Company issued warrants to purchase 168,970 shares of common stock with an exercise price of $2.50 per share. The fair value of the warrants was $271,714 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 90%. Of the $444,733 proceeds from the loan, the fair value of the warrants is recorded as debt discounts and will be amortized over the term of the loan.

On March 30, 2008, the Company entered into a loan agreement (the "Kantor Loan") with Jonathan Kantor in the principal amount of $100,000. In connection with the Kantor Loan, the Company issued warrants to purchase 40,000 shares of common stock with an exercise price of $2.50 per share. The fair value of the warrants issued in connection with the Kantor Loan was $85,988 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 97%. Of the $100,000 proceeds from the loan, the fair value of the warrants is recorded as debt discounts and will be amortized over the term of the loan.

Also on March 30, 2008, the Company entered into a loan agreement (the "Blueday Loan”) with Blueday Limited ("Blueday"), in the principal amount of $250,000. In connection with the Blueday Loan, the Company issued warrants to purchase 50,000 shares of common stock with an exercise price of $2.50 per share. The fair value of the warrants issued in connection with the Blueday Loan was $107,485 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 97%. Of the $250,000 proceeds from the note, the fair value of the warrants is recorded as debt discounts and will be amortized over the term of the loan.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

For the three and nine months ended March 31, 2008, the Company amortized $32,413 of the aforesaid debt discounts as interest expense in the accompanying consolidated statements of operations.

Pursuant to the terms of the Kantor Loan and Blueday Loan, the Company must repay the loans plus applicable loan fees (described below) by June 30, 2008. If the Company repays the outstanding principal amount of each of the loans by April 1, 2008, then the loan fees will be $50,000 for the Kantor Loan and $125,000 for the Blueday Loan. Any partial repayments delivered to Mr. Kantor or Blueday after April 1, 2008 will be applied in accordance with a formula set forth in the applicable loan agreement by dividing such partial repayments between the outstanding principal amount, the outstanding loan fee, and the applicable additional loan fee due on the date of repayment. In the event that the Company does not pay a loan in full, including the outstanding loan fee, on or before April 1, 2008, then, in addition to the outstanding principal amount and loan fee due, the Company must also pay to Mr. Kantor and Blueday, as applicable, an additional loan fee based on a percentage of the outstanding principal amount of the loan at the time repayment is made. If the Company does not repay a loan by April 1, 2008 but repays such loan in full, including the outstanding loan fee, on April 2, 2008 or the 44-day period thereafter, the applicable additional loan fee will be 10% of the outstanding principal amount of the loan at the time repayment is made. The additional loan fee percentage amount increases in 10% increments for every 45-day period subsequent to the initial 45-day period and will continue to increase until the Company pays such loan in full. In the event that the Company does not repay a loan in full, including the outstanding loan fee and the applicable additional loan fee, on or before June 30, 2008, then the additional loan fee will continue to increase, and Mr. Kantor or Blueday will have the right to terminate the applicable loan agreement and declare any amounts owed on such loan due and payable. The Company has classified the Kantor Loan and the Blueday Loan as short-term in the accompanying balance sheet.

Following is a summary of notes payable at March 31, 2008:

	Original Note Amount	Balance at March 31, 2008	Due Date
RMK	$444,733	$375,733	February 10, 2009
Kantor	100,000	100,000	June 30, 2008
Blueday	250,000	250,000	June 30, 2008
Gross notes payable	$794,733	$725,733
Debt discounts		(432,774)
Notes payable, net		$292,959

Interest expense was $30,745 for the three and nine months ended March 31, 2008.

Note 5 - Stock Options and Warrants

The Company entered into an Employment Agreement with Mr. Jeffrey Dash on January 31, 2008. Effective January 31, 2008, Mr. Dash was appointed the President and Chief Executive Officer of the Company. Per the Agreement, Mr. Dash was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The options shall vest over 33 months accruing every three months from the first day of employment, with 25% of the options vesting after the first three months and the remaining 75% of the options vesting equally every three months at a rate of 30,000 shares per month.

The Company also granted to two of its directors options to purchase 80,000 shares of the Company’s common stock with an exercise price of $2.50 per share. The options vest on a quarterly basis (in arrears) over a 24 month period commencing on the date of each director's appointment to the board.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	-	$-	$-
Granted	560,000	2.50	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2008	560,000	$2.50	$392,000

Under the loan agreement with RMK mentioned in Note 5 - Notes Payable, at the closing of the share exchange agreement, the Company issued to RMK a warrant to purchase 168,970 shares of the Company’s common stock. The warrant is immediately exercisable upon issuance and is exercisable until the third anniversary of the issuance date of the warrant. The warrant exercise price is $2.50 per share.

On March 30, 2008, and pursuant to the terms of the Kantor Loan and Blueday Loan described in Note 5-Notes Payable, the Company issued to each of Mr. Kantor and Blueday a warrant to purchase 40,000 and 50,000 shares of the Company's common stock, respectively, at an exercise price equal to $2.50 per share, subject to adjustments under the terms of the warrants. The warrants are exercisable upon issuance and until the third anniversary of the issuance date of the warrants. The warrants may be exercised in a cashless manner.

Warrants

Following is a summary of the warrant activity:

Outstanding as of January 1, 2008	-
Granted	258,970
Forfeited	-
Exercised	-
Outstanding as of March 31, 2008	258,970

Note 6 - Prepaid Expenses

The Company had a balance of $87,457 in prepaid expenses in the accompanying balance sheet at March 31, 2008, which primarily relate to prepayments for legal and consulting services.

Note 7 - Subsequent Events

Maoming China Fund Securities Purchase Agreement

Pursuant to the terms of a securities purchase agreement dated March 31, 2008, between the Company and Maoming China Fund ("Maoming"), the Company agreed to issue and sell to Maoming (i) 2,083,333 shares of the Company's Series A Convertible Preferred Stock, par value $0.001 per share, and (ii) warrants to purchase 1,000,000 shares of the Company's common stock.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Pursuant to the terms of the securities purchase agreement, (i) upon the later of April 12, 2008 or 15 days after the Company's first acquisition of a media advertising business operating in the People's Republic of China (the "first closing"), the Company will issue and sell to Maoming 1,250,000 shares of preferred stock and warrants to purchase 600,000 shares of the Company's common stock for $3,000,000, and (ii) upon the later of May 12, 2008 or 15 days after the Company's second acquisition of a media advertising business operating in the People's Republic of China (the "second closing"), the Company will issue and sell to Maoming and Maoming will purchase from the Company 833,333 shares of preferred stock and warrants to purchase 400,000 shares of the Company's common stock for $2,000,000.

The warrants are immediately exercisable upon issuance at an exercise price of $2.50 per share for a period of three years following the first closing or the second closing, as applicable. The warrants are exercisable on a cashless basis at any time after the first anniversary of the first closing or the second closing, as applicable, if the common stock underlying the warrants has not been registered with the SEC at such time.

Pursuant to the terms of the securities purchase agreement, each share of preferred stock will initially be convertible into one share of common stock at the option of the holder at $2.40 per share.

Newport Capital Asset Management Group Loan Agreement

On April 21, 2008, the Company entered into a loan agreement with Newport Capital Asset Management Group, a California corporation ("Newport"), pursuant to which Newport loaned the Company $200,000. Pursuant to the terms of the loan agreement, the Company must repay the loan amount plus the loan fee and any additional loan fee (each as described below) on or before 180 days following the loan date. If the Company repays the loan amount on or before 120 days following the loan date, then the loan will be subject to a loan fee equal to $60,000. In the event the loan amount and the loan fee are not repaid in full on or before the 120th day after the loan date, then, in addition to the loan amount and the loan fee, the total amount due and payable to Newport under the loan agreement shall also include an additional loan fee that shall be a percentage of the remaining outstanding loan amount at the time repayment is made. If any repayment is made on the 121st calendar day after the loan date and for the 29-day period thereafter, the additional loan fee shall be 10% of the remaining outstanding loan amount at the time repayment is made. In addition, the additional loan fee shall increase to 20% for the 30-day period subsequent to the initial 30-day period and shall continue to increase by 2% increments for each 30-day period thereafter until the Company makes full repayment of the remaining outstanding loan amount, the loan fee and any additional loan fee due to Newport. Any partial repayment made by the Company prior to the maturity date will be applied in accordance with a formula set forth in the loan agreement by dividing such partial repayments between the outstanding loan amount, the loan fee and any additional loan fee due on the date of repayment. In the event the Company does not repay the loan in full, including the loan amount, the loan fee and any additional loan fee, on or before the maturity date, then (a) the Company will be in default of its obligations under the loan agreement, (b) the additional loan fee will continue to increase by 2% increments for each 30-day period until the loan is repaid in full and (c) Newport will have the right to terminate the loan agreement and declare all amounts owed on the loan immediately due and payable. Notwithstanding the foregoing, in the event of the issuance and sale of equity or equity-linked securities by Well Chance or the Company to investors (other than investors who are stockholders of Well Chance at the time of the loan), which issuance and sale results in gross proceeds to Well Chance of at least $3,000,000 prior to the maturity date, then full repayment of the loan amount, the loan fee and any additional loan fee owed to Newport as of the closing date of such financing (as calculated above) shall be payable by the Company to Newport no later than five business days after the closing date of such financing.

In addition, pursuant to the terms of the loan agreement, all (but not less than all) of the outstanding loan amount, the loan fee and any additional loan fee may be converted at any time by Newport into shares of the Company's common stock based upon the following: (a) in the event the conversion takes place within 120 days of the loan date, the conversion price per share of common stock shall be $4.50; (b) in the event the conversion takes place between 121 and 150 days after the loan date, the conversion price per share of common stock shall be $5.50; and (c) in the event the conversion takes place 150 or more days after the loan date, the conversion price per share of common stock shall be $6.50.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

On the loan date, and pursuant to the terms of the loan agreement, the Company issued to Newport a warrant to purchase 40,000 shares of the Company's common stock at an exercise price equal to $2.50 per share, subject to adjustment under the terms of the warrant. The warrant is exercisable upon issuance and until the third anniversary of the loan date. The warrant may be exercised in a cashless manner.

Entry into Material Agreement with Music Radio Limited

On May 8, 2008, Legend Media, Inc. (the "Company") entered into a Share Purchase Agreement (the "Purchase Agreement") with Well Chance (the "Purchaser"), Music Radio Limited, a British Virgin Islands company (the "Seller"), and all of the shareholders of the Seller (the "Shareholders") pursuant to which the Purchaser agreed to purchase (the "Purchase") 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Seller. If this transaction is consummated, the Company will secure effective control of an advertising contract granting the Company the exclusive right to market and sell all broadcast advertising for a radio station located in Tianjin, China.

As consideration for the Purchase, the Purchaser will deliver cash and shares of the Company's common stock to an escrow agent (the "Escrow Agent") mutually designated by the Purchaser and the Seller, as follows: (a) upon closing of the Purchase, shares of the Company's common stock with an aggregate value of U.S.$7,160,714 based on the weighted average trading price of the Company's common stock for the 90 trading days immediately before May 8, 2008 (1,892,559 shares) (the "Escrowed Shares"), and (b) within 28 days after closing of the Purchase, U.S.$2,000,000 (the "Escrowed Cash"). The Escrowed Shares and the Escrowed Cash will be held in escrow pursuant to the terms of an escrow agreement to be entered into among the Purchaser, the Seller and the Escrow Agent prior to the closing of the Purchase. The Escrowed Shares and the Escrowed Cash will be released to the Seller or returned to the Purchaser depending on the occurrence of certain events following the closing as described below.

All of the Escrowed Cash and Escrowed Shares with an aggregate value of U.S.$2,160,714 will be released to the Seller if, on or before December 31, 2008: (a) an entity wholly-owned by the Shareholders (the "Advertising Entity") enters into an agreement, in form and content acceptable to the Purchaser (the "Advertising Agreement"), pursuant to which (1) the Advertising Entity is granted the exclusive right to market and sell all broadcast advertising for a radio station located in Tianjin, China, (2) the term of such exclusivity is at least two years and (3) any fees payable for any subsequent 12-month period by the Advertising Entity under the Advertising Agreement shall not be increased by more than 20% of the fees payable in the first 12-month period; and (b) the Advertising Entity and/or the Shareholders have entered into certain contracts (the "Control Agreements") designated by the Purchaser, in form and content acceptable to the Purchaser, that contain one or more of the following provisions: (i) an entity indirectly owned by the Target (the "Target Subsidiary") is granted the exclusive right to provide technical consulting and other services to the Advertising Entity; (ii) the Target Subsidiary is granted the right to vote the shares of the Advertising Entity held by the Shareholders; (iii) the Shareholders agree to transfer their shares of the Advertising Entity to the Target Subsidiary or its designee upon the occurrence of certain events of breach or default; (iv) the Target Subsidiary is granted an option to purchase the shares of the Advertising Entity held by the Shareholders; (v) the Target Subsidiary is granted powers-of-attorney to act on behalf of the Shareholders with respect to the Advertising Entity in connection with any of the matters described in clauses (i) through (iv) above; and (vi) the Shareholders agree to certain non-disclosure and non-competition obligations. If the Advertising Agreement and the Control Agreements are not executed on or before December 31, 2008, all of the Escrowed Cash and all of the Escrowed Shares will be returned to the Purchaser.

If all of the Escrowed Cash and a portion of the Escrowed Shares have been released to the Seller as described above, then the balance of the Escrowed Shares (U.S. $5,000,000) will be released within 90 days following December 31, 2008 as follows based upon the audited gross revenues generated by the contract with the radio channel in Tianjin, China controlled by Advertising Entity for the period from June 1, 2008 through December 31, 2008 (the "2008 Revenues"): (a) if the 2008 Revenues equal 90% or more of RMB 8.75 million, then all of the remaining Escrowed Shares will be released to the Seller; (b) if the 2008 Revenues equal less than 90% but more than 60% of RMB 8.75 million, then the Seller is entitled to receive a portion of the Escrowed Shares based upon the amount of the 2008 Revenues determined by a formula set forth in the Purchase Agreement, and the Purchaser is entitled to receive the balance; and (c) if the 2008 Revenues are less than or equal to 60% of RMB 8.75 million, then the remaining Escrowed Shares will be returned to the Purchaser.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

The Shareholders have agreed to several covenants in the Purchase Agreement. Among other things, the Shareholders have agreed to: (a) assist in procuring and maintaining required licenses for the business of certain specified companies until the earlier of May 8, 2011 and the termination of their employment with such specified companies; (b) assist in making required tax related filings; (c) not sell, transfer or encumber the retained shares of the Target owned by the Shareholders without the prior written consent of the Purchaser; and (d) together with their affiliates, not engage in any business related to radio advertising except as conducted through the Target Subsidiary, the Advertising Entity or another newly-formed entity, the revenues and profits of which may be consolidated into the financial statements of the Company according to U.S. generally accepted accounting principles. In addition, one of the Shareholders has agreed to serve as a member of executive management of the Company and cause certain parties affiliated with such Shareholder to act in a manner consistent with his obligations as a member of executive management of the Company, including (but not limited to) refraining from conducting competitive activities. The parties to the Purchase Agreement have excluded certain activities of two affiliates of one of the Shareholders from the covenants described herein. In addition, pursuant to the terms of the Purchase Agreement, the Shareholders are prohibited from selling or transferring any Escrowed Shares received in the Purchase within 12 months following their receipt thereof. After expiration of such lock-up period, the Shareholders have agreed to sell the Escrowed Shares received in the Purchase, after consultation with the Purchaser's broker or the Company, in a manner consistent with maintaining an orderly market in the Company's common stock.

Additionally, the Purchase Agreement contains several conditions to closing, which include (but are not limited to) obtaining necessary consents of or making necessary filings with governmental authorities, delivery by the Seller of written resignations of certain individuals from positions with the Target and other companies, the appointment of specified individuals as directors of the Target and other companies, the execution of an escrow agreement for the Escrowed Shares and the Escrowed Cash, a capital injection into the Target Subsidiary equal to 15% of its registered capital and the execution of the Control Agreements. The Purchase Agreement contains certain other provisions which are customary for agreements of this nature, such as representations, warranties, non-disclosure covenants and indemnities.

The parties expect to close the Purchase in May 2008. Due to the conditions precedent to closing, including those set out above, and the risk that these conditions precedent will not be satisfied, there is no assurance that the Company will close the Purchase.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this quarterly report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

Overview

The Company is building a consumer advertising network in China focused on the Chinese radio advertising industry. The Company has secured a Memorandum of Understanding with two Chinese radio advertisement companies and has entered into a Share Purchase Agreement with Music Radio Limited, in each case as described below. Management has also successfully established relationships in China that provide access to key sales outlets and additional advertising assets. The Company has contracted with local experts in the Beijing and Shandong provinces who are developing a network of relationship that will allow the Company to expand sales efforts quickly as new inventory is acquired. We intend to build a large radio consumer advertising network in China that reaches consumers through multiple advertising mediums, with a specific near-term focus on radio.

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

Stock-based Compensation

We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company recognizes in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to its employees and non-employees. As of the quarter ended March 31, 2008, there were outstanding options to purchase 560,000 shares of the Company’s common stock.

Revenues

We recognize revenues in accordance with SEC SAB 104 ("SAB 104"), “Revenue Recognition.”  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

Revenue is recognized as earned, which is when the services are provided to the client businesses. That is, the arrangements of the sale are documented, the services have been rendered to the customer, the pricing becomes final and collectability is reasonably assured.

Impairment of long-lived assets

We follow the guidance of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, we believe that, as of March 31, 2008, there were no significant impairments of long-lived assets.

Plan of Operation

The Company is run by an experienced executive management, a team of advisors and a Board of Directors who have established a network of partners in China and the United States actively working to build our customer base, refine our business development strategies, and identify additional acquisition candidates. We leverage these partners to manage our relationships with major national and international advertising agencies as well as local operators. The local operators focus on securing and maintaining radio station and advertiser relationships within their local markets. The Company’s objective is to acquire radio advertising assets in China through a combination of acquiring business entities with existing contracts with radio channels and acquiring business entities with experienced management and sales experience.

Through its operations in China, the Company has secured Memoranda of Understanding with existing entities currently controlling radio assets in China and/or engaged in the selling of radio advertising in China. In addition, on May 8, 2008, the Company entered into a Share Purchase Agreement with Music Radio Limited, a British Virgin Islands company (the "Seller"), and all of the shareholders of the Seller pursuant to which the Company agreed to purchase 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly owned subsidiary of the Seller. If this transaction is consummated, the Company will secure effective control of an advertising contract granting the Company the exclusive right to market and sell all broadcast advertising for a radio station located in Tianjin, China. Management has hired local experts who are working to establish a network of sales outlets for the planned expansion of radio advertising inventory.

The Company, through its local experts and advisors, has identified numerous acquisition and potential strategic partners. Management is focusing all resources on building the Company's radio advertising assets while quickly deploying a market-leading sales force. The radio advertising industry in China is highly fragmented and management believes there is a current opportunity for rapid expansion. Management plans to capture a significant market share through a growth strategy that includes:

•
Increased Advertisement Inventory. We intend to purchase exclusivity agreements with radio stations, television stations, and heavily trafficked institutions (e.g. post offices, airports, highways, etc.) at attractive rates. By expanding our portfolio across additional regions and mediums, we can better serve our customers in effectively reaching their targeted demographics.

•
Increased Efficiency. China’s radio advertising market is extremely inefficient. Whereas the U.S. advertising industry experiences utilization rates of radio advertisement inventory between 90 and 95 percent, the Chinese market averages between 20 and 25 percent. We believe this is due to a lack of sophistication in terms of inventory management, pricing management and overall sales force management. We have been evaluating several attractive opportunities such as decreased advertisement rates and discriminatory pricing schemes that will significantly increase the utilizations rates.

•
Acquisitions. We intend to establish and grow our portfolio of advertisement inventory, marketing teams, and local relationships through the strategic acquisition of advertising companies that have been operating in the People’s Republic of China (PRC). Our criteria for acquisition candidates includes:

o	Existing exclusivity agreements for a given advertising medium;
o	Attractive contract rates for the exclusive inventory;
o	Competitive utilization rates;
o	Relationships with local advertising agencies; and
o	A strong management team dedicated to the long term growth of the company.

The Company plans to focus on executing exclusivity agreements for radio advertising space throughout highly populated areas. Radio advertising offers a captive audience with minimal distractions. According to the China Association of Automobile Manufacturers, car sales rose 24.7% in the first seven months of 2007.

We are prepared to support this anticipated increased sales volume by recruiting an experienced and driven sales team and relationship management team, further developing our technology platform as described below, and utilizing direct and indirect relationships with advertising agencies. We will also consider licensing our technological capabilities to generate an additional revenue stream.

Any company newly acquired by us would be expected to continue to operate largely autonomously. We hope to add substantial value through our relationships with international advertisers and advertising agencies, as well as with large domestic advertisers, our planned elite management and sales teams, and the technology platform we are building. The technology platform will focus on inventory management and pricing management across the region. Subsidiaries may utilize our proprietary technology to allocate advertising space between our larger customers and our local customers. In addition to better serving our customer base with a larger distribution network, we intend to have the ability to provide more comprehensive statistics to better assist our customers in maximizing the efficiency of their advertising campaigns. Our technology platform is expected to provide web access for customers to view available inventory, pricing and advertising trends.

Liquidity and Capital Resources

Cash as of March 31, 2008 was $254,905. On April 21, 2008, the Company entered into a loan agreement with Newport Capital Asset Management Group ("Newport"), pursuant to which Newport loaned the Company $200,000. On March 31, 2008, pursuant to the terms of a securities purchase agreement between us and Maoming China Fund, we agreed to issue and sell to Maoming (i) 2,083,333 shares of our Series A convertible preferred stock and (ii) warrants to purchase 1,000,000 shares of our common stock. Pursuant to the terms of the purchase agreement, (i) upon the later of April 12, 2008 or 15 days after our first acquisition of a media advertising business operating in the People's Republic of China (the “first sale”), we will issue and sell to Maoming 1,250,000 shares of preferred stock and 600,000 warrants for $3,000,000, and (ii) upon the later of May 12, 2008 or 15 days after our second acquisition of a media advertising business operating in the People's Republic of China (the “second sale”), we will issue and sell to Maoming and Maoming will purchase from us 833,333 shares of preferred stock and 400,000 warrants for $2,000,000. The Company anticipates that the first sale will occur in May 2008. In accordance with the terms of the Music Radio Limited Share Purchase Agreement, the Company agreed to place in escrow $2,000,000 at closing. The $3,000,000 generated by the Maoming first sale will be used to provide the $2,000,000 escrow amount and the remaining $1,000,000 will be used for working capital. The $2,000,000 from the Maoming second sale will be available when the second sale occurs, which management anticipates occurring before July 31, 2008. We expect $1,000,000 of the second sale to be available for working capital with the remaining going towards the purchase price of the second acquisition.

We believe we have sufficient capital resources to fund our current operations for the next 12 months. However, additional funds will be required to fully implement our business plan. There are no assurances that we will be able to obtain further funds required for further expansion and full execution of our business plan.

We intend to pursue various financing alternatives to meet our long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to expand our business as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

On January 31, 2008, in connection with the share exchange agreement discussed under Note 1-Organization and Basis of Presentation of the accompanying financial statements, Well Chance entered into a loan agreement by and between Well Chance and RMK pursuant to which Well Chance borrowed $444,733 from RMK as a short term bridge loan in order to fund Well Chance’s fees and expenses for the share exchange and a post-merger equity financing. The advances on the loan occurred in February 2008 and are due one year from the date of advance.

Net cash flows used in operating activities for the nine months ended March 31, 2008 was $558,568, which was primarily due to the Company’s net loss for the nine months ended March 31, 2008 of $602,817. The net loss was driven by the expanding operations in China and the associated increased overhead.

Net cash flows from financing activities was $813,473 for the nine months ended March 31, 2008, which was from issuance of common stock in connection with the reverse acquisition for $87,740 as well as proceeds from notes payable for $794,733.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment and the expansion of our business, through cash flow provided by operations and funds raised through offerings of our securities.

Employees

As the radio advertising industry in China is highly fragmented and inefficient, there is an opportunity to take a leading position by deploying a highly motivated and experienced sales team in the market. With the Company’s planned expansion of inventory and anticipated increased sales volume, the Company is expecting a significant increase in its number of employees. The Company has begun searching for all levels of sales staff and expects new staff members in the second quarter of 2008.

Technology

The advertising industry in China is quickly evolving from its pioneering stage. Its fast development is largely a result of the rapid emergence of new technologies, such as inexpensive television displays, compact storage technology, and centralized radio platforms. We intend to develop proprietary technology offering fully-customized distribution capabilities to our advertising clients that rapidly deploy advertisements. This technology would be designed to also quickly turn around performance metrics to better assist our clients in making adjustments that may be necessary to realize their goals. As a peripheral source of revenue, we could license our then developed technology platform to companies that are not appropriate acquisition targets but do not pose a threat to our market share.

Marketing

After we acquire advertising rights, we plan to develop and oversee sales teams in each region with which we would then have advertising rights. We would then train and educate such sales personnel in house to best position them to provide prospective customers with appropriate information about our services, the advantages of our advertising networks, and any other relevant information. Sales teams would be organized by region, advertising medium, and industry.

Suppliers

We hope to deploy our advertisements in a variety of mediums including radio stations, office buildings, post offices and airports. Maintaining relationships with radio station owners, land owners and property managers would be essential to our sustained competitiveness. Relationship management teams will be expected to actively ensure that we maintain the respect of our suppliers. In so doing, we believe that in addition to avoiding distractions, we anticipate earning a good reputation that can bring opportunities with other such owners and managers.

Customers

We plan to attract international and domestic advertising clients from a variety of industries which is expected to include leading brand names. Relationships with local advertisers would be maintained at the local level to further increase utilization rates.

Network Monitoring and Analysis

We intend to provide services relating to our clients’ marketing campaigns. Our future in-house operations team would be designed to monitor the displays in its network and provide analytic reports that can be supplied to customers for future planning purposes. Advertising customers could leverage our advertising services that target specific segments of consumer markets. Market analysis is vital to evaluating the effectiveness and value of advertising campaigns. Included in these planned services are consumer surveys, demographic analysis, and other internally distributed analytics.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2008 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 ("SFAS No. 159"), “The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) ("SFAS No. 141R"), “Business Combinations.” SFAS No. 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160 ("SFAS No. 160"), “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Item 3A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Legend Media, Inc.

May 14 , 2008	By:	/s/ Jeffrey Dash
Jeffrey Dash
Chief Executive Officer

May 14 , 2008	By:	/s/ Jeffrey Dash
Jeffrey Dash
Chief Financial Officer