Form 10KSB
period 2008-06-30
Legend Media, Inc.
filed 2008-10-14
CIK 1367993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-138479
LEGEND MEDIA, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	87-0602435
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

9663 Santa Monica Blvd. #952, Beverly Hills, CA 90210
(Address of Principal Executive Offices)

(310) 933-6050
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

The issuer's revenues for its most recent fiscal year were $155,970.

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $10,850,000. The aggregate market value was calculated using the price at which the common equity was last sold on October 10, 2008.

Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

On October 10, 2008 there were 10,339,775 shares of common stock outstanding

Documents Incorporated By Reference
The issuer has not incorporated by reference into this Annual Report on Form 10-KSB: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act.

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☑

LEGEND MEDIA, INC
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JUNE 30, 2008

PART I

Item 1. Description of Business

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-KSB and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-KSB. In addition, our past results of operations do not necessarily indicate our future results. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-KSB or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-KSB. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Description of Business

Legend Media, Inc., formerly known as Noble Quests, Inc. (hereinafter referred to as the “Company,” “Legend Media,” “we,” “us,” or “our” ), was organized as a Nevada corporation on March 16, 1998, for the purpose of selling multi-media marketing services and other related services to network marketing groups. Specifically, the Company assisted network marketers in using marketing tools such as public relations, advertising, direct mail, collateral development, electronic communications and promotion tools to increase product and service awareness. However, due to a combination of factors including slow sales development, the weakening United States economy and opportunities beyond the borders of the United States, our management decided that it was in the best interest of the Company to shift focus abroad and find an alternative business strategy focused on more lucrative markets. In an effort to substantiate stockholder value, we investigated various industries and companies with the intent that if such investigations lead to a suitable opportunity, we would merge with a target company with the intent that the target company be the long term operating unit of the business. The existing multi-media marketing services business would continue until such a time it no longer had value to the enterprise.

On January 31, 2008, the Company entered into a Share Exchange Agreement with Ms. Shannon McCallum-Law, the majority stockholder, sole director and Chief Executive Officer of the Company, Well Chance Investments Limited (“Well Chance”) and Well Chance's sole shareholder (the "Well Chance Shareholder"). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Well Chance's common stock in exchange for the Company’s issuance of 1,200,000 shares of its common stock to the Well Chance Shareholder on the basis of 1,200 shares of its common stock for every one share of Well Chance common stock held.

Concurrently with the closing of the transactions under the Share Exchange Agreement and as a condition thereof, the Company entered into an agreement with Ms. McCallum-Law, pursuant to which she returned to the Company for cancellation 2,419,885 of the 5,119,885 shares of the Company’s common stock owned by her. Ms. McCallum-Law was not compensated in any way for the cancellation of the shares. In addition, the Company issued 4,100,000 shares of its common stock to certain affiliates of Well Chance for $87,740 in cash and 200,000 shares in exchange for consulting services performed in connection with this transaction. Upon completion of the foregoing transactions, the Company had an aggregate of 8,200,000 shares of common stock issued and outstanding.

The exchange of shares with the Well Chance Shareholder was accounted for as a reverse acquisition under the purchase method of accounting because Well Chance obtained control of Legend Media. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity.

As a result of the reverse merger transactions described above, the historical financial statements presented are those of Well Chance, the operating entity.

Effective as of February 14, 2008, Noble Quests, Inc. changed its name to Legend Media, Inc.

Well Chance was incorporated under the laws of the British Virgin Islands as an International Business Company on February 22, 2005. Well Chance was formed to create a business that principally engaged in the development and management of a technology platform that deploys advertisements across its various advertising media. Well Chance expanded its business in February 2008 to focus on building a consumer advertising network in the People’s Republic of China (the “PRC”) focused on the Chinese radio advertising industry. Well Chance conducts its business operations through its 80% owned subsidiary Legend (Beijing) Consulting Co., Ltd. and its wholly owned subsidiary Legend (Beijing) Information and Technology Co., Ltd., each of which are incorporated under the laws of the PRC.

Due to PRC regulatory restriction on foreign investment in the advertising industry, we operate our business in China through Tianjin Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd. Our relationships with both of these operating affiliates and their shareholders are governed by a series of contractual arrangements that allow us to effectively control and derive economic benefits from them. Accordingly, we treat Tianjin Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd. as variable interest entities and have consolidated their financial results in our financial statements in accordance with generally accepted accounting principles in the United States.

Today, the Company is building a consumer advertising network in the PRC focused on the Chinese radio advertising industry. On May 8, 2008, the Company and Well Chance entered into a Share Purchase Agreement with Music Radio Limited, a British Virgin Islands company, and all of the shareholders of Music Radio Limited, for the purchase of exclusive radio advertising rights in Tianjin, PRC. Pursuant to the Share Purchase Agreement, Well Chance, for consideration consisting of (a) shares of the Company's common stock with an aggregate value of US$7,160,714 based on the weighted average trading price of the Company's common stock for the 90 trading days immediately preceding May 8, 2008 (1,892,559 shares), and (b) US$2,000,000, agreed to purchase 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly owned subsidiary of Music Radio Limited. The stock and cash consideration was paid into escrow to be released to the sellers, if at all, in two installments upon (a) the renewal of a radio advertising contract, and (b) the achievement of certain financial benchmarks (provided that the condition under (a) first has been satisfied). The closing of the Share Purchase Agreement occurred on May 30, 2008, and the Company secured effective control of the exclusive sales contract for the Tianjin, PRC based radio channel. Tianjin, PRC is a large city with a population of over 11.5 million. Administratively, it is a municipality that has provincial-level status, reporting directly to the central government. There are a total of four such cities in the PRC with Beijing, Shanghai and Chongqing making up the other three. Tianjin's urban area is the third largest in the PRC, ranked only after Shanghai and Beijing.

The exclusive sales contract provides the Company with 19,710 minutes per year of advertising space. The contract is up for renewal this year and expires December 31, 2008. However, as provided in the Share Purchase Agreement, as amended, a portion of the escrowed consideration for the transaction will not be paid to the sellers unless the contract is renewed. The channel reaches over 11.5 million people in the Tianjin area. Because the region is one of the most economically developed and urbanized in the PRC, the Company believes that the radio station is well situated to take advantage of the expanding middle and upper class in the PRC. Provided that a portion of the escrowed consideration is released upon renewal of the exclusive sales contract, the balance of the escrowed consideration will be released based on certain financial benchmarks set forth in the Share Purchase Agreement.

As management plans to focus the maximum amount of its time and resources on expanding the Company's radio advertising inventory in the RPC, the Company has entered into a Sales and Marketing Agreement with Beijing Hongteng Lianguang Advertising Co., Ltd., a related party company owned by Ju Baochun, who is one of the sellers in the Music Radio Limited transaction and also a stockholder of Legend Media, pursuant to which Beijing Hongteng Lianguang Advertising Co., Ltd. handled all sales and marketing for Legend Media through September 30, 2008. Currently, Beijing Hongteng Lianguang Advertising Co., Ltd. continues to provide services to Legend Media. However, Legend Media, through its operating affiliates, has taken larger responsibility for the sales and marketing process. The Sales and Marketing Agreement can be cancelled with one month's notice and outsources the entire sales, marketing, production and administrative functions related to the exclusive advertising contract for the Tianjin radio station. As part of the plan to establish its own operations in Tianjin, Legend Media, through its variable interest entity in the PRC, Tianjin Yinse Lingdong Advertising Co., Ltd., leased an office in Tianjin. The office has been furnished and equipped and is currently being used by Beijing Hongteng Lianguang Advertising Co., Ltd. for the purpose of developing Legend Media’s brand presence in Tianjin and improving the quality of the presentation made to existing and prospective customers.

On July 21, 2008, Legend Media closed a transaction pursuant to which Well Chance purchased 100% of the common stock of News Radio Limited, a British Virgin Islands company, for consideration consisting of (a) shares of the Company's common stock with an aggregate value of 2,000,000 Chinese Renminbi ("RMB") (approximately $287,728 based on the currency exchange rate on June 5, 2008) based on the weighted average trading price of the common stock for the 30 trading days immediately before June 4, 2008 (67,388 shares) payable on the closing date, (b) RMB5,250,000 (approximately $755,287 based on the currency exchange rate on June 5, 2008) payable 28 days after the closing date, and (c) RMB1,600,000 (approximately $230,182 based on the currency exchange rate on June 5, 2008) payable 90 days after the closing date. The transaction occurred pursuant to the terms of a Share Purchase Agreement that the Company entered into on June 4, 2008 with Well Chance and all of the shareholders of News Radio Limited. The closing gives Legend Media effective control of the PRC-based company that has the exclusive sales contract for the Beijing, PRC based radio channel FM 90.5. Beijing is a metropolis in northern PRC with a population of over 17 million. As with Tianjin, it is one of four municipalities in the PRC with status as a province in the PRC's administrative structure. Beijing is the PRC's second largest city, after Shanghai, and is recognized as the political, educational, and cultural center of the PRC. Beijing has a rapidly developing economy with an expanding affluent population. In 2007, retail sales in Beijing exceeded $55 billion.

Beijing is of strategic importance to the Company’s objective of building a market leading brand position in the radio advertising industry. The exclusive sales contract for Beijing FM 90.5 is for four years (two years plus a two year option) and grants Legend Media, through its operating affiliate, Beijing Maihesi International Advertising Co., Ltd., the right to be the exclusive advertising agent for the channel, under which the Company has the exclusive rights to manage and sell all advertising minutes for the radio station. The contract provides Legend Media with an additional 45,990 of radio advertising minutes per year. The exclusive rights to sell advertising also extend to program sponsorship which the Company expects will provide additional advertising inventory for sale. The exclusive sales contract was originally entered into by News Radio Limited in May 2008 so as of July 3, 2008 the business was still in the start up phase but in the process of opening an office and expanding staff. The Company plans to hire its own staff while still using third party sales and marketing companies in an effort to maximize first year performance.

The exclusive contract for Beijing FM 90.5 is with a subsidiary of China Radio International, the owner of the radio channel. As part of the exclusive sales agreement, Legend Media, through its operating affiliate, is provided with the first right of refusal to be the exclusive agent for Beijing FM 90.5 as it expands its content to frequencies outside of Beijing.

On August 4, 2008, Beijing Merci International Advertising Co., Ltd., a company organized in the PRC and an affiliate of Legend Media, entered into an Exclusive Advertising Rights Agreement with Beijing Guo Guangrong Advertising Co., Ltd., pursuant to which Beijing Merci International Advertising Co., Ltd. agreed to acquire 45,990 advertising minutes per year on FM 107.1, a news and entertainment radio station that broadcasts to the Shenzhen region of the PRC. The Exclusive Advertising Rights Agreement closed on August 31, 2008. The exclusive contract gives Legend Media an additional 45,990 minutes of radio advertising targeting Shenzhen, a metropolis adjacent to Hong Kong with a population of over 12 million. Shenzhen is one of the wealthiest and most economically diverse cities in the PRC.

As of September 30, 2008, the Company had a combined annual inventory of 111,690 minutes of radio advertising with a combined potential audience of over 40 million people. The Company currently maintains two operating offices in Beijing and rents an office in Tianjin for use by the outsourced sales and marketing team.

Business Strategy

Our objective is to become the dominant radio advertising company in the PRC by promoting radio advertising in the PRC to the point that it becomes a top marketing medium comparable to television, outdoor advertising, the internet and print. Our plan to achieve this objective involves six key strategic principles:

I.
Rapidly Expand Inventory: We intend to acquire radio advertising time by entering into contracts while the radio industry is still materially undervalued, in our opinion. As the industry gains traction, we expect that the cost of acquiring radio advertising time will increase.

We have divided the PRC into strategic regions in an effort to attempt to implement an effective growth strategy. The regions are as follows:

a.	Beijing Region (Northeast China with a main office in Beijing Municipality);
b.	Shanghai Region (Southeast China with a main office in Shanghai Municipality);
c.	Shenzhen Region (South China with a main office in Shenzhen, Guangdong Province);
d.	Zhengzhou Region (Central China with a main office in Zhengzhou, Henan Province); and
e.	Chongqing Region (West China with a main office in Chongqing Municipality).

Our expansion strategy is to establish an office in each of these regions. Our first choice in establishing an office is through a strategic acquisition. However, we are prepared to use existing staff and management to open new offices in regions where suitable acquisitions are not available. We achieved the first part of our strategy with the acquisition of a Beijing based business. This business is managing the Company’s advertising time for the Beijing based radio station as well as for the Tianjin based radio station. We expect to use this office for further expansion throughout the region.

We are continuously exploring new acquisitions of radio advertising time. Management uses a fact based evaluation method to determine the value of the available advertising rights. The criteria used include:

a.
Whether the contract offers rights to all or a majority of radio stations in the market (comparing the number of stations with advertising rights with the total number of radio stations in the market);

b.	Population reach of a particular radio channel;
c.	Value of the population being targeted:
i.	Overall GDP of the market area;
ii.	GDP per capita of the market area;
iii.	Retail sales of the market area;
iv.	GDP growth in the market area;
v.	Car ownership in the market area; and
vi.	Car ownership growth rates in the market area.
d.	Contract cost per minute;
e.	Historical advertising sales of the radio channel;
f.	Term of the agreement; and
g.	Estimated time to break-even, which should not be greater than six months.

We expect to generate revenue growth from not only building inventory of radio advertising minutes but also improving the utilization rate of those acquired minutes and benefiting from increased advertising rates that we can charge for those minutes.

II.
Focus Short Term Efforts on Improving Existing Sales: Contracts acquired, for the most part, have an existing revenue stream. These revenue streams are expected to cover 80% - 90% of the contract cost without any sales improvement. The Company will focus immediate attention on improving the existing sales by:

a.	Creating a collective database of customers that can be targeted for all radio properties;
b.	Sending top sales people to new markets on temporary assignment to help assess and improve sales skills;
c.	Implementing active training programs for all sales people;
d.	Immediately reviewing and refining pricing and discounting policies;
e.	Tracking inventory utilization and providing improved information to the sales force; and
f.	Implementing company-wide sales force automation.

The Company believes it is strategically imperative to improve existing sales efforts to reach a quick cash flow neutral position. In addition to the financial benefit, the Company does not plan to rapidly expand its national sales efforts and industry promotion until at least 1,000,000 minutes are under contract. In doing so, the Company expects to have enough of a foothold on the market to ensure a market leading position before its promotion of the industry brings new competitors into the space.

III.
National Sales Effort: As the local sales efforts are being improved, the Company expects to begin building the next generation sales force. The Company anticipates that the new sales force will be led by a seasoned media sales executive and be focused on:

a.	Promoting the value of using radio advertising to large brands in (and entering) China; and
b.	Promoting the value of selling radio advertising to the large advertising agencies.

Currently valued at $15.7 billion, the total advertising industry in China is still young and rapidly developing. To develop the radio advertising market, we anticipate that our new sales force will effectively become industry promoters. We expect that they will take the lead with major brands and advertising companies on promoting the “value proposition” of radio advertising. We believe that our national sales team will be in the position to close sales with the major national brands as the message is delivered and if and when interest for radio increases. As described above, we do not plan to launch an active national promotion until a critical mass of inventory is acquired because we believe that early promotion will drive up the cost of the acquired inventory and bring competitors into the space.

IV.
Champion the Industry through business-to-business Marketing: After the launch of the national sales team, Legend Media also expects to take a proactive approach to marketing the radio industry in its entirety as well as the Company itself. We expect that the marketing campaign will be completely business-to-business and target marketing decision makers at the top brands and the media buyers at the top advertising agencies. As with any new product entering the market, demand needs to be created. By championing the industry, we expect that the overall value of the industry will increase with Legend Media being the market leader.

We believe that increased exposure of radio advertising will drive up the rates that we will be able to charge for our radio advertising minutes resulting in both increased revenue and profitability. This is likely to increase the value of advertising rights throughout the industry and therefore result in a higher cost of entry to future competitors.

V.
Promote the Radio Channels and Influence Content: Legend Media does not intend to be a content company but expects to help radio channels better understand consumers’ expectations. In doing so, we expect that both the radio channels and Legend Media will benefit. Further, Legend Media intends to work with the radio stations to promote them through active community outreach programs and events. The radio stations need to use the “interactivity” of radio to promote the stations and ultimately drive up advertising value. Legend Media plans to be an active consultant to the radio station on how to implement such strategies. Currently, in the Chinese radio market, radio stations are not actively promoted through other channels such as outdoor advertising or event promotion. Legend Media views the promotion of radio stations as a key to long term success of the business.

VI.
Find a Use for Unsold Inventory: We estimate that the overall radio advertising industry in China operates at an inventory utilization rate (sold minutes divided by the total available advertising minutes) of less than 25%. Exact numbers are hard to determine as the reporting structure of the industry is limited. Our management is looking to alternative strategies to use the unsold minutes without disrupting Legend’s core business of radio advertising sales. The Company is cautious when using price to increase utilization as it is likely to have a negative long term impact on the overall value of the industry. The Company plans to look at several alternatives for the use of the unsold inventory including:

a.
Partnering with alternative media companies, such as mobile phone short message service (“SMS”)\ marketing companies to promote the SMS service while building a direct marketing solution. The SMS partner would be a strategic addition as it could also provide an increased level of interactivity to the radio content and advertising content;

b.	Partnering with a third party to sell products, such as working on a commission basis with an online retail outlet;
c.	Launching a Company owned direct marketing and product selling entity and taking advantage of the unsold minutes by:
i.	Selling products;
ii.	Promoting Company owned “community” based websites; and
iii.	Building marketing databases through radio promoted contests.
d.	Partnering with a charitable organization such as the Red Cross, to utilize some of the unsold minutes to enhance community relations.

Market Overview

The radio industry in the PRC currently consists of 273 commercial radio stations with over 2,300 channels and 394.7 million listening households. The average daily listening time per adult is 89.5 minutes. The size of China’s radio advertising industry in terms of advertising sales reached $426 million in 2007 with a 17% compound annual growth rate ("CAGR") from 2002 to 2007.

Source: “Global Entertainment and Media Outlook 2007-2011”, PriceWaterhouseCoopers

The forecast for the future of China’s radio advertising sales varies across sources with a low estimate of RMB4.70 billion1 (approximately US$689 million at the current exchange rate2) and a high estimate of RMB10.15 billion3 (approximately US$1,487 million at the current exchange rate) by 2009.

1“Global Entertainment and Media Outlook 2007-2011”, PriceWaterhouseCoopers
2  Current exchange rate here and throughout the annual report is based on the rate as of September 15, 2008
3“This Year, Next Year China Media Forecasts 2008”, GroupM

The expected growth of the radio advertising industry is a byproduct of the overall economic performance and the rapid expansion of the total advertising market in China.

China’s economy is rapidly expanding and is not forecasted to slow down in the foreseeable future

From 2002 to 2007, China’s economy grew at a CAGR of 15% reaching US$3.25 trillion in 2007 and is now forecasted to continue to grow at a CAGR of 14% through 2012,4 becoming the third largest economy in the world by 2008 and eclipsing number two, Japan, soon after. The rapid expansion in China's economy has lead to the expansion of affluence and the rise of the middle class in China.

o	By 2015, it is estimated that there will be 27 million households in the PRC earning over RMB100,000 (approximately $14,650 at the current exchange rate), growing to 41 million households by 2025;
o
In 2006, the PRC had 310,000 US$ millionaires and that number is estimated to grow to 609,000 by 2011, the highest number in the world and primarily consisting of first generation of US$ millionaires; and

o	By 2011, it is estimated that there will be 16 million high net-worth individuals in the PRC with $6.2 trillion in total assets.[5]

The expanding personal wealth of the Chinese population is rapidly creating the world’s largest consumer market. In 2007, the PRC’s retail sales growth rate hit a 10 year high at 16.8% to RMB8.9 trillion (US$1.24 trillion).

Source: National Bureau of Statistics of China and ChinaDaily.com, 9/27/2006 “Retail Sales Growth in Coming Year”

The rapidly increasing retail sales are expanding the brand presence of international and domestic brands. As the existing brands expand nationally and new brands enter the market, advertising spending has and is forecasted to continue to increase as brands compete for the fastest growing consumer market in the world.

China’s economy is rapidly expanding and expected to expand further

In 2007, China’s media expenditures hit RMB197.5 billion (US$28.9 billion at current exchange rates) and is forecasted to exceed RMB287.9 billion (US$42.2 billion at current exchange rates)6 by 2009. The year-over-year percentage change in 2007, compared to 2006, was 18.3% and is expected to be 22.0% and 19.5% for 2008 and 2009, respectively. As the advertising market in China continues to mature, net advertising investment-to-GDP ratio is approaching the worldwide average of 0.94% and has nearly doubled since 2001 (0.7% in 2007 vs. 0.4% in 2001).

4  International Monetary Fund, “World Economic Outlook”
5“HSBC joins race to cash in on China's new millionaires “, Reuters March 31, 2008
6“This Year, Next Year China Media Forecasts 2008”, GroupM

China is one of the most, if not the most, challenging markets in the world. Similar to the United States, China is large with cultural diversity within its borders. China can be viewed as a collection of diverse and complex markets each with populations exceeding most countries. The complexity in the market is creating challenges in the advertising market while forcing an increase in advertising investment by brands. We expect that brands, international and domestic alike, will continue to invest in advertising in China as they look to expand ways to reach and engage customers.

Radio Advertising is underutilized, undervalued and an opportunity

While the overall advertising industry has exploded, the radio industry has fallen behind posting 2007 revenue of $426 million.7 Radio advertising as a percentage of total advertising in China is currently 2.6% and is forecasted to improve to 3.5% by 2009.8 Even by 2009, the ratio is predicted to fall short of the worldwide average of 8.1% and those of the United States, 11.8%, and Western Europe, 5.6%. Also, while GDP of the United States is 4.3 times that of China’s, radio advertising spending in the United States is 52.4 times that of China’s, at US$22 billion in 2007.

The combined impact of macro level influences is the expectation that radio advertising in China has explosive growth ahead of it as the radio advertising market commercializes.

Adding to the opportunity in the radio industry is the relative low cost to advertisers compared to alternative media. In 2007, the average cost per 1,000 impressions for radio was $0.78 while TV, outdoor, newspapers and magazines cost advertisers materially more.9 The relative low cost provides radio with an added value proposition to attract new customers to the industry. Further, we expect that the relative low cost provides additional revenue growth opportunities for us as rates will increase over time as they become more in line with the alternatives.

The radio advertising industry’s forecasted growth is also being driven by the increased mobility of the Chinese population. Currently, there are over 28 million privately owned vehicles in China. This number is expected to increase to over 48 million by 2010.10 The increased car ownership has also given rise to an increase in radio listenership and the importance of radio as a means to reach the affluent class in China. As with the United States, which has a radio advertising industry valued at US$22 billion, China’s radio industry should increasingly become a larger portion of total advertising spending. The increased number of cars and the resulting dramatic increase in traffic will provide advertisers with a way to reach consumers in a captive environment with a chance for repetitive messaging. Management expects the coming five years to be the years of the largest growth rate of radio advertising sales in the history of the industry in China.

Products and Services

Legend Media currently owns the exclusive rights to manage and sell 306 minutes of advertising per day, or 111,690 minutes per year. The exclusive rights to sell advertising also extend to program sponsorship which provides additional revenue opportunities. The minutes are distributed between our Tianjin based channel, FM 92.5, and our Beijing based channel, FM 90.5.

Legend Media has an exclusive sales contract to act as the exclusive advertising agent for Tianjin channel FM 92.5. The exclusive sales contract provides 54 minutes per day, or 19,710 minutes per year. The channel is based in Beijing and through a relay facility airs in Tianjin. Legend Media’s exclusive sales contract is with the channel's exclusive agent. The Tianjin contract, which was acquired through the Company’s acquisition of Music Radio Limited, is cash flow positive and achieving gross margins of over 52%.

Through our acquisition of News Radio Limited, we have secured a strategic partnership with China Radio International, under which we have the exclusive rights to manage, promote and sell all the advertising inventory for China Radio International’s Beijing channel FM 90.5. Effectively, we are the 100% owner of 126 minutes of advertising per day, or 45,990 minutes per year.

7 “Global Entertainment and Media Outlook 2007-2011”, PriceWaterhouseCoopers
8 “This Year, Next Year China Media Forecasts 2008”, GroupM
9 Source: Internal estimates based on data from ZenithOptimedia and National Bureau of Statistics of China
10 National Bureau of Statistics of China, Xinhua Economic News, Google Finance and internal calculations

We added an additional 126 minutes per day, or 45,990 per year, with our latest contract for the exclusive sales and advertising rights to FM 107.1 in Shenzhen. The combined stations reach over 40 million people in three of China’s most developed markets.

We maintain offices in Beijing and Tianjin. In Beijing, we have two offices that are responsible for sales, production and administration. One of the offices in Beijing focuses on the administrative functions while the other office is strictly radio sales and production focused. The Tianjin office is not staffed by Legend Media at this time as management felt outsourcing the sales process was a more efficient solution to allow management to remain focused on expansion.

The Company manages the radio operation as one business and promotes the sharing of customer data and trends with each channel managed. As the number of contracted channels increases, the discipline of sharing should provide the Company with economies of scale and a competitive edge in the market.

Legend Media has not planned on entering the content development business but does have access to helping the stations gear content towards listeners’ needs and expectations. Content production is expensive and adds an unnecessary level of complexity at a time when management is focusing on rapid inventory expansion to achieve a long term dominant market position. At this time, management has no expectations of entering the content production business but prefers the role of advisor and influencer.

Customers

Currently, we target local brands looking to increase reach in the territory covered by the applicable radio channel. Our focus has been on real estate, automobiles and financial services, the largest of which is the real estate sector which accounts for 67% of the revenue to date. The automobile industry and financial service sectors account for 31% combined. Our customers are top tier advertisers and include Imported Volkswagen Car Co., Ltd., China Construction Bank Co., Ltd. Tianjin Branch, Tianjin Wanke Realestate Co., Ltd. and Tianjin Xingguang Canlan Entertainment Co., Ltd.

Customers purchase radio advertising either directly from us, through an advertising agent or through our exclusive sales and marketing partner for the Tianjin business.

Management has begun to establish relationships with the tier 1 advertising agencies in China and plans to use them to acquire new customers at the point Legend Media has a significant inventory base. Management plans to expand our real estate advertising client base while balancing the sector mix with additional automobile, consumer goods, and financial services brands. As real estate only makes up 4% of China's national radio advertising sales, the Company plans to use current real estate sales as a base to expand into the more prominent automobile, financial services and leisure industries. The Company is reliant on the real estate industry, and our large customers are associated with that industry. A significant downturn in the real estate market and the subsequent loss of a few of our larger customers would have a material adverse effect on our business. Management is looking to diversify our customer base to minimize the impact of any one industry or customer group on the overall performance of the business.

Competition

The radio advertising industry is highly fragmented and has not had a dominant national force in the market as of yet. And while there is competition amongst radio advertising sales companies, the Company views its competition as coming from alternative advertising media, especially outdoor advertising. As radio is only 2.6% of the entire advertising industry in China, the primary competition issue is one of promoting the value proposition of radio advertising versus the alternatives. One of Legend Media’s key strategic goals is to market the industry as a whole to maximize the value of the industry.

Currently, in the radio advertising industry specifically, there are hundreds of companies selling radio advertising. The most successful of which is the agency owned by the Beijing Radio Station which is the number one radio station in China. Outside of Beijing Radio Station, the four largest competitors to Legend Media are and are expected to continue to be Yuan Chuan Radio, based in Shanghai, Beijing Universal Chief Advertising, based in Beijing, Simulcast (a joint venture between Beijing Radio and Phoenix Satellite TV), based in Beijing, and Xinhua Finance Media Limited, based in Shanghai. We believe that the market remains wide open for a dominant market leader as the largest of the competitors only controls an estimated 350,000 minutes annually.

The Company views the keys to successfully competing as being a) staying focused on expanding inventory first, b) always promoting the industry and c) moving quickly as the opportunity will not last forever.

Sales and Marketing

The Company views all employees as being part of the sales and marketing process as the Company’s stated purpose is to sell radio advertising. The organization is structured along those lines with the view that every point of contact from the first contact to invoicing is a chance to exceed customer expectations and encourage future sales.

As of September 30, 2008, we have a total staff of 38 with 23 dedicated to sales. Each member of the team focuses their efforts on a specific radio channel while being managed by a common executive across the enterprise. The sales efforts for each radio channel are collected at the corporate level and where appropriate customers and sales leads are shared with other radio channels ensuring the maximum opportunity to cross sell and service the customer’s needs.

Legend Media also has sales and marketing relationships that help the sales process by using existing relationships to promote the Company’s advertising inventory. These customers are also added to the group level customer management system to achieve maximum service levels and cross selling opportunities.

Seasonality

The radio advertising industry in China is seasonal and, for the most part, tracks consumer spending and the resulting advertising trends. The advertising cycle in China typically peaks toward the end of each calendar year with a decline during January and February due to the Chinese Lunar New Year. Currently, the biggest seasonal impact on radio advertising is the Chinese Lunar New Year as the market is still developing and less impacted by other seasonal influences that impact the advertising industry as a whole.

Government Regulation

The PRC government views the media industry as an industry of national importance. This means that the media industry is extensively regulated, including radio, television, newspapers, magazines and advertising. The regulations imposed structure our decisions and the Company is committed to following all imposed regulations.

The key regulations relevant to the Company’s activities in China are:

o
The laws and regulations that govern investments of capital, especially foreign capital, in the media industry. Under the PRC laws, “foreign” includes Hong Kong, Taiwan and Macau. As a result of the restrictions, we operate our business in China through a series of contractual arrangements which provide effective control over the PRC entities without direct ownership;

o	The laws and regulations specifically related to advertising as whole and radio advertising specifically; and
o	Regulations on foreign currency exchange.

Limitations on Foreign Ownership in the Advertising Industry

The principal regulations governing foreign ownership in the advertising industry in China include:

o	The Catalogue for Guiding Foreign Investment in Industry (2004); and
o	The Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

These regulations set the guidelines by which foreign entities may directly invest in the advertising industry. The regulations require foreign entities that directly invest in the China advertising industry to have at least two years of direct operations in the advertising industry outside of China. Further, since December 10, 2005, 100% ownership in Chinese advertising companies is allowed, but a foreign company must have at least three years of direct operations in the advertising industry outside of China.

Because we have not been involved in advertising outside of China for the required number of years, our domestic PRC operating subsidiaries, which are considered foreign invested, are currently ineligible to apply for the required advertising services licenses in China. Our PRC operating affiliates hold the requisite licenses to provide advertising services in China and they are owned or controlled by PRC citizens designated by us. Our radio advertising business operates in China though contractual arrangements with consolidated entities in China. We, Legend (Beijing) Consulting Co. Ltd, and Legend (Beijing) Information and Technology Co., Ltd have entered into a series of contractual arrangements with our PRC operating affiliates and their respective shareholders under which:

o	We are able to exert effective control over the PRC operating affiliates;
o	A substantial portion of the economic benefits of our PRC operating affiliates will be transferred to us; and
o	We can consolidate the results in our financial statements.

Our PRC counsel, Hawkhigh Law Firm, reviews all agreements entered into in China. Hawkhigh structured the PRC based business and advised the Company regarding a) the ownership structure established to operate in China and comply with existing PRC laws and regulations, and b) whether the contractual arrangements between Legend (Beijing) Consulting Co., Ltd and Legend (Beijing) Information and Technology Co., Ltd, and their respective PRC affiliates and PRC shareholders, are valid, binding and enforceable.

Our counsel has advised us that there are uncertainties regarding the interpretation and application of current and future PRC laws and regulations. For that reason, there can be no assurance that the PRC regulatory authorities will not in the future take a view that is contrary to that of our PRC legal counsel. Further, PRC counsel has also advised that we could be subject to severe penalties if the PRC government determines that the agreements establishing the structure for operating our PRC advertising business do not comply with PRC government restrictions on foreign investment in the advertising industry.

Regulations on the advertising industry

The principal regulations governing the PRC advertising industry include:

•	The Advertising Law promulgated by the National People’s Congress on October 27, 1994;

•	The Administration Regulations of Advertising Industry, promulgated by the State Council on October 26, 1987; and

•
The Implementation Rule of Advertising Industry Administration, or the Implementation Rule, promulgated by the State Administration for Industry and Commence on January 9, 1988, amended in 1998, 2000 and 2004, and effective as of January 1, 2005.

The regulations stipulate that companies engaging in advertising activities must obtain from the State Administration for Industry and Commerce ("SAIC"), or its local branches, a business license which specifically includes operating an advertising business within its business scope. A company conducting advertising activities without such a license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operation. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation.

We do not expect to encounter any difficulties in maintaining our business licenses. Each of our affiliated PRC companies has obtained such a business license as required by PRC regulations. We work with various advertising agencies and to the best of our knowledge these advertising agents also have the required business licenses as required by PRC law, although it is possible that one or more them my not be in compliance at any given time. We will terminate any relationship that is deemed to be with an entity that is not properly licensed per the regulations set by the PRC.

Advertising content

PRC advertising laws and regulations set forth certain content requirements for advertisements in China, which include prohibitions on, among other things, false or misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisements for anesthetic, psychotropic, toxic or radioactive drugs are prohibited. It is prohibited to disseminate tobacco advertisements via radio, film, television, newspapers or magazines. It is also prohibited to display tobacco advertisements in any waiting lounge, theater, cinema, conference hall, stadium or other public area. There are also specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceuticals, medical instruments, agrochemicals, foodstuff, alcohol and cosmetics. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals advertised through radio, film, television, newspapers, magazines, out-of-home and other forms of media, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws and administrative regulations, must be submitted to relevant administrative authorities for content approval prior to dissemination.

Advertisers, advertising operators and advertising distributors are required by PRC advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute are true and in full compliance with applicable law. In providing advertising services, advertising operators and advertising distributors must review the prescribed supporting documents provided by advertisers for advertisements and verify that the content of the advertisements comply with applicable PRC laws and regulations. In addition, prior to distributing advertisements for certain commodities which are subject to government censorship and approval, advertising distributors are obligated to ensure that such censorship has been performed and approval has been obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC or its local branches may revoke violators’ licenses or permits for advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business.

The radio industry is plagued by the airing of what are termed “medical advertisements” or advertisements that promote products with claims of specific medical benefits. The Chinese regulatory body has taken notice of these advertisements and such added review has lead to the absolute prohibition of such advertisements. Though prohibited, these advertisements still are estimated to account for more than 45% of the revenues generated by the radio advertising industry. Further, these advertisements, in most cases outside of the tier 1 cities, represent the majority of revenues for radio channels. As such, the local authorities have taken a passive approach to enforcement and allowed channels to continue to air the advertisements. Not allowing such would result in a mass crisis in the radio industry and the inability of many stations to cover expenses. Though passively enforced, it is believed that over the coming years the regulatory body will become more strict and look to completely eliminate such advertisements.

Legend Media and our affiliates are committed to the direction set forth by the regulatory body and today do not sell or air any such “medial advertisements.” However, with expansion the Company expects it may encounter situations where new relationships with radio stations and other advertising companies result in the airing of such restricted content. The Company’s management has a strict policy of not selling such advertisements but accepts the terms of future relationships may require such advertisements to be aired as the Company works to eliminate and replace the advertisements with unrestricted contents.

Item 1A. Risk Factors

The risk factors listed in this section and other factors noted herein or incorporated by reference could cause our actual results to differ materially from those contained in any forward-looking statements. The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

We have a limited operating history, which may make it difficult for you to evaluate our business and prospects.

We began operations in China in February 8, 2008 and had our first month of revenue operations in China starting June 1, 2008. We entered into two Memoranda of Understanding in February 2008 and closed our first acquisition in May 2008 for radio advertising inventory for a radio channel in Tianjin, China. We secured our radio advertising minutes in Beijing in July 2008. As such, we have a very limited operating history upon which you can evaluate the viability and sustainability of our business and its acceptance by advertisers and consumers. It is also difficult to evaluate the viability of radio advertising in China because the industry is still underdeveloped and we do not have the experience to know how the radio advertising industry will develop in China. In addition, due to our short operating history in China and recent additions to our management team, some of our senior management and employees have only worked together at the Company for a relatively short period of time. As a result, it may be difficult for you to evaluate the effectiveness of our senior management and other key employees and their ability to address future challenges to our business.

Our failure to maintain relationships with radio stations and specific radio channels would harm our business and prospects.

Our ability to generate revenues from advertising sales depends on our ability to air advertisements on radio channels. Our ability to place advertisements on specific radio channels in large part is related to our ability to secure and maintain exclusive sales agreements with radio channels in China. This, in turn, requires that we develop and maintain business relationships with national, regional and local radio stations as well as with national and local government agencies. As of June 30, 2008, we were in control of 54 minutes of radio advertising per day in Tianjin, China. In July 2008, we added 126 minutes of advertising per day in Beijing. In August 2008, the Company added an additional 126 minutes of advertising in Shenzhen, China. In total, the Company controls 306 minutes of inventory per day, or 111,690 minutes per year. We have entered into three exclusive advertising agency arrangements with different entities. We cannot assure you that we can maintain these relationships on satisfactory terms, or at all. If we fail to maintain relationships with radio stations we would be at risk of losing our rights to be the exclusive advertising agent for the respective channel. In turn, we would lose inventory and be unable to satisfy our customers’ advertising needs.

We derive nearly all of our revenues from the sale of radio advertising, and advertising is sensitive to overall economic trends, domestic consumption trends and advertising trends.

Demand for advertising on the radio channels under contract by the Company, and the resulting advertising spending by our customers, is sensitive to changes in general economic conditions and specifically to changes in overall advertising spending. It is likely that a decline in overall advertising spending in China will have a greater impact on radio advertising as it will be deemed as a support medium and as such customers will shift a larger portion of spending to primary media such as television. Advertisers may reduce their investment in radio for any number of reasons, including:

o	a general decline in economic conditions in China that impact the growth of domestic consumption in China;

o	a decline in economic conditions in the cities where we maintain radio advertising operations;

o	a decline in retail sale growth in China is likely to reduce the number of new brands trying to enter the market;

o	a decision by customers to shift advertising investment from radio to other available advertising media;

o	a decline in advertising spending in general; or

o
an overall decrease in advertising investment in China and for radio advertising in particular would materially and adversely affect our current operations and our ability to execute on our business plan.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period in the future.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period based on the seasonality of consumer spending and corresponding advertising trends in China. Revenues of our business are largely dependent on overall advertising expenditures. Overall advertising in China tends to decrease during January and February each year due to the Chinese Lunar New Year holiday. We also expect to expect to experience fluctuations around overall commercial slowdowns which can be influenced by external influences. As radio is a support medium to other advertising media, our operating results are likely to fluctuate as overall advertising spending decreases. The reduction in overall advertising spending in the market is likely to cause advertisers to shift their marketing mix and, in turn, reduce the percentage of advertising spending on radio advertising. As a result, you may not be able to rely on period to period comparisons of our operating results as an indication of our future performance. A large portion of costs are fixed thus, if our revenues for a particular quarter are lower than expected, we may be unable to reduce our operating expenses for that quarter by a corresponding amount, which would harm our operating results for that quarter relative to our operating results from other quarters.

If advertisers or the listening public do not accept, or lose interest in, our radio advertising, our revenues may be negatively affected and our business may not expand or be successful.

The radio advertising industry in China is small and underdeveloped in comparison to alternative advertising media including television, outdoor, Internet, newspapers and magazines. We compete with each of these media and others for a share of the advertising spending of our current and prospective customers. Our success depends upon the emergence of radio as a viable messaging medium, the continued increase in listenership and ultimately the broader acceptance of radio by the advertisers themselves. Advertisers may elect not to invest in radio advertising as a whole or not use our specific services. If a substantial number of advertisers lose interest in advertising on the radio or on our channels specifically, we will be unable to generate sufficient revenues and cash flows to operate our business, and our financial condition and results of operations would be materially and adversely affected.

The process of building a relationship with a radio channel and then gaining exclusive rights to their advertising inventory can be time consuming and requires resources, mostly management’s time and attention, from which we may be unable to recognize the anticipated benefits.

Our business plan depends largely on our ability to gain the exclusive rights to many radio channels across China. The process depends on our ability to establish relationships with local, regional and national radio stations which control up to 10 radio channels. Establishing these relationships and securing the exclusive rights to radio advertising inventory can be lengthy and often not result in the actual securing of the exclusive rights. We often need to convince radio stations about the benefit of partnering with us to ensure they maximize the value of their individual channels and station as a whole. We invest considerable time and effort into the process but the radio station may decide not to partner with us. If a majority of targets decide not to partner with us, we will not be able to grow our business or revenues as planned.

The acquisition of additional exclusive radio advertising inventory requires significant up front costs that may not be immediately recoverable.

Once we sign a contract with a radio channel to acquire the exclusive sales and marketing rights for its advertising inventory, we must immediately deposit up to 25% of the first year's contract price. Such deposits are usually held for the term of the contract and often roll-over as contracts are renewed. Further, we often have to establish a new sales office to handle the new contract. Such deposits and investments usually come months before any revenue is generated by the new contact. We may also experience further delays in revenue generation, if any, due to deployment delays or difficulties in selling advertising time to new or current advertisers to be aired on the new radio channels acquired.

The acquisition of additional exclusive radio advertising inventory may result in the Company placing advertisements that are restricted.

The acquisition of new advertising inventory either through new contracts with channels or the acquisition of competing business may result in the Company placing advertisements that are restricted by the regulatory body. An estimated 40% to 50% of the current radio advertising in China is being sold to companies placing “medical advertisements.” These advertisements are restricted and per the regulatory body may not be aired without the prior approval by relevant government authorities. However, the local regulatory bodies have overlooked strict enforcement so far due to concerns that strict enforcement may lead to a financial crisis in the radio industry. As we expand our inventory we are likely to be in a situation where an acquisition and / or radio channel has an existing level of sales being derived from such advertisements. The Company plans to eliminate such advertisements but may not be able to immediately as many of these advertisements are content substitutes which will require the channels to replace the content prior to eliminating the advertisements. Further, the Company, as part of the negotiations with radio channels, may offer a timed removal of the advertisements as they often provide an existing source of revenue that can not be immediately replaced and that offsets the immediate costs associated with a new contract. The Company, as a core principle, will follow all applicable advertising laws; however, the Company also accepts the need at times to phase the restricted advertisements out versus an immediate removal.

There are no guarantees the regulatory body will not take immediate action to eliminate all such restricted advertisements. If the Company through acquisitions and new contacts implements a phase out approach to such advertisements, a change in regulatory action would adversely impact the result of the Company. The Company does not currently sell any such restricted advertisements.

We face significant competition from alternative advertising media, and if we do not compete successfully against new and existing competitors, we may not be able to execute on our plan, and our profitability may be adversely affected.

The radio industry in China is underdeveloped and for the most underutilized by advertisers in the market. We are competing first and foremost with alternative advertising media to increase the overall level of investment in radio advertising in China. We compete with other mobile digital television advertising companies and other new media advertising companies in China. Further, if the radio advertising industry expands as expected in the coming years, the Company is likely to face an influx of new competitors focused on selling radio advertising. We compete for advertising customers primarily on the basis of cost of impressions and reach of the radio channels we have under contract. Specifically in the radio advertising industry we compete with Yuan Chuan Radio, Beijing Universal Chief Advertising, Simulcast, Beijing Radio Station, Xinhua Finance Media Unlimited and numerous other smaller radio advertising companies. We also face competition from radio stations that establish their own sales networks. The Company views the primary competition as coming from other advertising media, such as television, outdoor, newspapers, magazines and the Internet. The alternative media have already established a stronger presence in China and have a far more comprehensive and organized sales effort.

Further, we may also face competition from new entrants into the radio advertising market. Though we are working to acquire a significant amount of exclusive radio advertising minutes, the total amount of radio advertising inventory in China is approximately 80 million minutes. The vast amount of minutes across China means that as radio become a more viable advertising medium, there will be plenty of inventory available for competitors looking to enter the market. Therefore, we cannot assure you that we will succeed in executing on our plan of gaining a market leading amount of advertising under contract at very attractive rates.

Increased competition could reduce our ability to secure new contracts for radio advertising, attract new customers and maintain our planned growth trajectory. We cannot assure you that we will be able to successfully compete against new or existing competitors.

If we or someone else in the radio advertising industry does not “champion” the industry, we may not be able to execute on our sales plan, and our profitability may be adversely affected.

We believe that the radio industry in China is underdeveloped and for the most underutilized by advertisers in the market. As such, the industry will require a “champion” to promote the inherent benefits of adding radio advertising to existing marketing activities. Companies in China, to date, have not adopted radio as part of the advertising plan as companies have done in other parts of the world. For the industry to meet the more aggressive growth forecasts, we believe that the medium as a whole will have to become a larger part of the marketing spending by larger advertisers in China. We expect to take an active role in championing the industry but accept that this will require an investment of time and resources. There are no guarantees that an effort to promote the radio advertising industry will be successful in attracting an increased market share of radio advertising. We cannot assure you that we will be able to efficiently or effectively promote the radio advertising industry to become a larger portion of the total advertising spending. Any failure to effectively develop the radio advertising industry may materially and adversely affect our business and future growth.

Acquisitions of existing radio advertising businesses and new exclusive contracts with radio channels may expose us to potential risks and have an adverse effect on our ability to manage our business.

Selective acquisitions and new deals directly with radio channels form a major part of our strategy to further expand our business. As we are presented with appropriate opportunities, we may acquire additional businesses or exclusive contracts for radio advertising that are part of our core business. Our integration of the acquired entities and contacts into our business may not be successful and may not enable us to expand into new markets. This would significantly affect the expected benefits of these acquisitions. Moreover, the integration of new acquisitions have required, and will continue to require, significant attention from our management. Future acquisitions will also likely present similar challenges.

The diversion of our management’s attention and difficulties encountered in any integration process could have an adverse effect on our ability to manage our business. In addition, we may face challenges trying to integrate new operations, services and personnel with our existing operations. Our recent acquisitions and possible future acquisitions may also expose us to other potential risks, including risks associated with unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, our inability to generate sufficient revenues to offset the costs, expenses of acquisitions and potential loss of, or harm to, relationships with employees and advertising customers as a result of our integration of new businesses and new regulations governing cross-border investment by PRC residents.

There may be unknown risks inherent in our acquisitions and signing of new contracts with radio channels for the exclusive sales and marketing rights of their advertising inventory.

Although we have conducted due diligence with respect to the major acquisitions we have undertaken and expect to do so with respect to future acquisitions, we may not be aware of all of the risks associated with the targets of such acquisitions. Any discovery of adverse information concerning any company we have acquired could have a material adverse effect on our business, financial condition and results of operations. While we are entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

Failure to manage our growth could strain our management, operational and other resources and we may not be able to achieve anticipated levels of growth in the new networks and media platforms we are beginning to operate, either of which could materially and adversely affect our business and growth potential.

We have been expanding our operations and plan to continue to expand rapidly in China. We must continue to expand our operations to meet our plan and the expected needs of the emerging radio advertising industry. We must continue to sign new contracts for the exclusive rights to radio advertising inventory across China. We also need to take advantage of the current environment that provides the opportunities to enter into such agreements. This expansion has resulted, and will continue to result, in substantial demands on our management's resources. It has also increased our need for a reliable supply of management to handle the sales and marketing activities needed in the expanding markets. To manage our growth, we must develop and improve our existing administrative and operational systems and, our financial and management controls and further expand, train and manage our work force. We may not be able to manage our current or future expansion as it extends beyond our base of operations in Beijing, China. We cannot assure you that we will be able to efficiently or effectively manage the growth of our operations, recruit top talent and train our personnel. Any failure to efficiently manage our expansion may materially and adversely affect our business and future growth.

Our business depends substantially on the continuing efforts of our key executives. Our business may be severely disrupted if we lose their services.

Our future success heavily depends upon the continued services of our key executives, particularly Jeffrey Dash, who is the Chief Executive Officer and Chief Financial Officer of the Company. Our Chief Executive Officer also serves as the Chief Financial Officer and will be required to devote some amount of time in that capacity. None of our key executives, other than Mr. Dash, has an employment agreement with Legend Media. Further, Mr. Dash's employment agreement does not contain a specific term. We rely on the expertise of our key executives in business operations and the advertising industries and on their relationships with our stockholders, business partners and regulators. If one or more of our key executives are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all. Therefore, our business may be severely disrupted, our financial condition and results of operations may be materially and adversely affected and we may incur additional expenses to recruit and train personnel.

Our senior management and employees have worked together for a short period of time, which may make it difficult for you to evaluate their effectiveness and ability to address challenges.

Due to our limited operating history, certain of our senior management and employees have worked together at the Company for a relatively short period of time. As a result of these circumstances, it may be difficult for you to evaluate the effectiveness of our senior management and other key employees and their ability to work with the employees of our operating groups and address future challenges to our business.

If we are unable to attract, train and retain key individuals, highly skilled employees and important talent, our business may be adversely affected.

We need to hire additional employees, including personnel to sell our radio advertising inventory and administrative staff to support our operations. If we are unable to identify, attract, hire, train and retain individuals in these areas or retain our existing employees, due to our failure to provide them with adequate incentives or otherwise, the effectiveness of our sales efforts and overall business management may be negatively impacted, which could adversely affect our business, expansion and results of operations.

We may be subject to intellectual property infringement claims, which may force us to incur legal expenses and could potentially result in judgments against us, which may materially disrupt our business.

We cannot be certain that our radio advertising content or other aspects of our business do not or will not infringe upon patents, copyrights or other intellectual property rights held by third parties. Although we are not aware of any such claims, we may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may impact our ability to place advertisement for our customers or in substantial monetary liabilities, which may materially and adversely disrupt our business.

If we fail to implement effective internal controls required by the Sarbanes-Oxley Act of 2002, to remedy any material weaknesses in our internal controls that we may identify, or to obtain the attestation required by Section 404 of the Sarbanes-Oxley Act of 2002, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management of public companies to develop and implement internal controls over financial reporting and evaluate the effectiveness thereof, and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. We have not yet been required to obtain the independent auditor attestation required by the Sarbanes-Oxley Act of 2002.

Any failure to complete our assessment of our internal controls over financial reporting, to remediate any material weaknesses that we may identify, or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect our ability to obtain the annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Further, because some members of our management team have limited or no experience operating a publicly-traded company, we may need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures. This may be time consuming, difficult and costly for us.

We need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

We will require additional cash resources in order to make acquisitions, secure new radio advertising inventory and achieve our business plan. We plan to expand through new contracts and acquisitions. We have identified many targets but still many have not been identified. The Company will need additional capital to execute on its current business plan. The exact cost of acquisitions and the cost of signing new contracts for radio advertising is not known until the opportunities are analyzed, due diligence has commenced and negotiations are underway. The Company will need to raise additional capital to expand at the planned rate. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We may not be able to obtain financing in amounts or on terms acceptable to us, if at all. As a result, our operating results and financial condition could be adversely affected.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

o	Investors’ perception of, and demand for, securities of radio advertising companies;

o	A decline in economic conditions in China leading to reduced demand for securities of Chinese advertising companies overall;

o	Conditions of the U.S. and other capital markets in which we may seek to raise funds;

o	Our future results of operations, financial condition and cash flows; and

o	PRC governmental regulation of foreign investment in advertising services companies in China.

We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us could have a material adverse effect on our liquidity and financial condition.

We have limited insurance coverage for our operations in China.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance products. We have determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities, equipment and office furniture, the cost of insuring for these risks, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in China. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

Risks related to the regulation of our business and to our structure

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in the advertising industry, we could be subject to severe penalties.

The PRC government requires foreign entities that invest in PRC companies providing advertising services to have at least two years of direct operations in the advertising industry outside of China. We have recently entered the radio advertising industry and have not operated any advertising business outside of China and therefore, we currently do not qualify to directly invest in or provide advertising services in China. We are a Nevada based company with subsidiaries in the British Virgin Islands and Hong Kong and therefore treated as foreign entity under Chinese law. Accordingly, our China based subsidiaries Legend (Beijing) Consulting Co., Ltd and Legend (Beijing) Information and Technology Co., Ltd are currently ineligible to apply for the required licenses to provide advertising services in China. Our business is currently operated through our contractual arrangements with our consolidated affiliated entities, Tianjin Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd. Both Tianjin Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd. are currently owned by Ju Baochun and Xue Wei and hold the requisite licenses to provide advertising services in China.

Tianjing Yinse Lingdong Advertising Co., Ltd. and Beijing Mahesi International Advertising Co. Ltd. directly operate our advertising business, sell advertising time to our customers and enter into sales and marketing agreements with radio stations. We have been and will continue to be dependent on the two PRC companies to operate and build our business. We do not have any equity interest in Tianjing Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd., but receive the economic benefits of ownership through various contractual arrangements. We have entered into contractual arrangements with PRC operating affiliates and their respective subsidiaries, pursuant to which we, through our PRC operating subsidiaries, provide technical support and consulting services to our PRC operating affiliates and their subsidiaries. In addition, we have entered into agreements with our PRC operating affiliates and each of their shareholders which provide us with the substantial ability to control these affiliates and their existing and future subsidiaries.

If we, or our existing or future PRC operating subsidiaries and affiliates, are found to be in violation of any existing or future PRC laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the SAIC, which regulates the registration and operation of advertising companies, would have broad discretion in dealing with such violations, including:

o	Revoking the business and operating licenses of our PRC subsidiaries and affiliates;

o	Discontinuing or restricting our PRC subsidiaries’ and affiliates’ operations;

o
Imposing fines, confiscating the income of our PRC subsidiaries and affiliates or our income, or imposing conditions or requirements with which we or our PRC subsidiaries and affiliates may not be able to comply;

o	Requiring us or our PRC subsidiaries and affiliates to restructure the relevant ownership structure or operations; or

o	Restricting or prohibiting our use of the proceeds from our initial public offering or private placement to finance our business and operations in China.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

We rely on contractual arrangements with our PRC operating affiliates and their subsidiaries and shareholders for our China operations, which may not be as effective in providing operational control as direct ownership.

We rely on contractual arrangements with several affiliated PRC entities and their respective shareholders to operate our advertising business in China. These contractual arrangements may not be as effective in providing us with control over our PRC operating affiliates and their subsidiaries as direct ownership. If we had direct ownership of our PRC operating affiliates and their respective subsidiaries, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of those companies, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, as a legal matter, if our PRC operating affiliates or any of their subsidiaries and shareholders fails to perform its or his respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you to be effective. For example, if shareholders of Tianjing Yinse Lingdong Advertising Co., Ltd. were to refuse to transfer equity interests in Tianjing Yinse Lingdong Advertising Co., Ltd. to us or our designated persons when we exercise the purchase option pursuant to these contractual arrangements, or if the shareholders were otherwise to act in bad faith toward us, then we may have to take legal action to compel them to fulfill their contractual obligations. Accordingly, it may be difficult for us to change our corporate structure or to bring claims against our PRC operating affiliates if they do not perform their obligations under their contracts with us or if any of the PRC citizens who hold the equity interest in our PRC operating affiliates do not cooperate with any such actions.

Many of these contractual arrangements are governed by PRC laws and provide for the resolution of disputes through arbitration in Hong Kong. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC laws. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

Our contractual arrangements with our subsidiaries and affiliated entities may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes, could substantially increase our taxes owed, and reduce our net income.

Under applicable PRC laws, rules and regulations, arrangements and transactions among related parties may be subject to audits or challenges by the PRC tax authorities. We are not able to determine whether any of these transactions will be regarded by the PRC tax authorities as arm’s length transactions. Based on our knowledge, the PRC tax authorities have not issued a ruling or interpretation in respect of the type of transaction structure similar to ours. The relevant tax authorities may determine that our contractual relationships were not entered into on an arm’s length basis. If any of the transactions are determined not to have been entered into on an arm’s length basis, or are found to result in an impermissible reduction in taxes under PRC law, the PRC tax authorities may adjust our profits and losses and assess more taxes on it. Further, the PRC tax authorities may impose late payment surcharges and other penalties for underpaid taxes. Our business may be materially and adversely affected if tax liabilities increase or if it is found to be subject to late payment surcharges or other penalties.

The shareholders of our PRC affiliated entities may breach our agreements with them or may have potential conflicts of interest with us, and we may not be able to enter further agreements to extract economic benefits from these entities, which may materially and adversely affect our business and financial condition.

The beneficial owners of Tianjing Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd. own a substantial portion of our common shares. Conflicts of interests between their dual roles as beneficial owners of both Tianjing Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd. and the Company may arise. We cannot assure you that when conflicts of interest arise, any or all of these individuals will act in the best interests of the Company or that any conflict of interest will be resolved in our favor. In addition, these individuals may breach or cause Tianjing Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd. to breach or refuse to renew the existing contractual arrangements that allow us to effectively control Tianjing Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd. and receive economic benefits from it. If we cannot resolve any conflicts of interest or disputes between us and the beneficial owners of Tianjing Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd., we would have to rely on legal proceedings, the outcome of which is uncertain and which could be disruptive to our business.

Our business operations may be affected by legislative or regulatory changes.

Changes in laws and regulations or interpretations therein, or the enactment of new laws and regulations governing placement or content radio advertising, our business licenses or otherwise affecting our business in China may materially and adversely affect our business prospects, expansion plans and results of operations.

Risks Relating to Doing Business in the PRC

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our ability to execute on our plan and grow the business.

Substantially all of our business operations are conducted in China and substantially all of our sales are made in China. Further, our entire growth plan is currently based on expanding our radio advertising business in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

o	The degree of government involvement;

o	The uncertainty and lack of visibility into the future plans of the government;

o	The forecasted growth rate of the economy;

o	The forecasted growth rate of domestic consumption;

o	The control of foreign exchange; and

o	Access to financing.

While the Chinese economy has grown significantly in the past 30 years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. At the same time, the very same policies can generate opportunity as the government works to spread the wealth more evenly across China.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The Company depends on the ability to work with the government controlled radio stations to generate substantially all of their revenue.

A substantial portion of our assets are located in China and substantially all of our revenues are derived from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

There are uncertainties with respect to the PRC legal system that could limit the protections available to you and us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. Further, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the advertising industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

You may experience difficulties effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws, against us, our management or the experts named in this annual report.

We conduct substantially all of our operations in China and a substantial portion of our assets are located in China. In addition, most of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of civil judgments of courts.

Recent PRC regulations relating to offshore investment activities by PRC residents may increase our administrative burden and restrict our overseas and cross-border investment activity. If our stockholders who are PRC residents fail to make any required applications and filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

SAFE has promulgated several regulations, including SAFE Circular No. 75 issued in November 2005 and its implementation rule issued in May 2007, that require PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment in an overseas special purpose vehicles, or SPV, for the purposes of overseas equity financing activities. These regulations apply to our stockholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in a SPV will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of a SPV is required to file with the local branch of SAFE, with respect to that offshore company, any material change involving capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long term equity or debt investment or creation of any security interest over the assets located in China. If any PRC shareholder fails to make the required SAFE registration, the PRC subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their PRC subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We cannot assure you that all of our stockholders who are PRC residents will comply with or obtain any registrations or approvals required under these regulations or other related legislation. It is unclear how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. The failure or inability of our PRC resident stockholders to comply with these regulations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our ability to inject additional capital into our PRC subsidiaries, to make distributions or pay dividends, or materially and adversely affect our ownership structure. If any of the foregoing events occur, our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

If any of our PRC affiliates becomes the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy those assets, which could reduce the size of our advertising network and materially and adversely affect our business, ability to generate revenues and the market price of our common stock.

To comply with PRC laws, rules and regulations relating to foreign ownership restrictions in the advertising business, we currently conduct our operations in China through contractual arrangements with Tianjing Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd., its shareholders and subsidiaries. As part of these arrangements, Tianjing Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd. hold some of the assets that are important to the operation of our business. If any of these entities become bankrupt and all or part of their assets become subject to liens or rights of third party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If Tianjing Yinse Lingdong Advertising Co., Ltd. or Beijing Maihesi International Advertising Co., Ltd. or any of their subsidiaries undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third party creditors may claim rights to some or all of their assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, our ability to generate revenues and the market price of our common stock.

The PRC tax authorities may require us to pay additional taxes in connection with our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China.

Our operations and transactions are subject to review by the PRC tax authorities pursuant to relevant PRC laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, in the case of some of our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China, we cannot assure you that the PRC tax authorities will not require us to pay additional taxes in relation to such acquisitions, in particular where the PRC tax authorities take the view that the previous taxable income of the PRC affiliates of the acquired offshore entities needs to be adjusted and additional taxes be paid. In the event that the sellers failed to pay any taxes required under PRC law in connection with these transactions, the PRC tax authorities might require us to pay the tax, together with late-payment interest and penalties.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all our revenues in Renminbi. Under our current corporate structure, our income is primarily derived from dividend payments from our PRC subsidiaries Tianjin Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd.. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency-denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from SAFE or its local branch is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Fluctuations in exchange rates could result in foreign currency exchange losses.

The exchange rate between the Renminbi and the U.S. dollar, Euro and other foreign currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005 the Renminbi is no longer pegged solely to the U.S. dollar. Instead, it is reported to be pegged against a basket of currencies, determined by the People’s Bank of China. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band. This change in policy has resulted in significant appreciation of the Renminbi against the U.S. dollar. The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Renminbi against the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future which will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Very limited hedging options are available in China to reduce exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be aggravated by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

We may be treated as a resident enterprise for PRC tax purposes under the new Enterprise Income Tax Law (“EIT Law”), which may subject us to PRC income tax for any dividends we receive from our subsidiary and withholding for any dividends we pay to our non-PRC stockholders.

Under the EIT Law, enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises,” and are generally subject to the uniform 25% enterprise income tax rate for their global income. Under the implementation regulations to the EIT Law issued by the PRC State Council, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances, treasury or properties and other assets of an enterprise. If we are required to pay income tax for any dividends we receive from our subsidiary, the amount of dividends we can pay to our stockholders could be materially reduced.

Furthermore, the EIT Law and implementation regulations provide that an income tax rate of 10% is normally applicable to dividends payable to non-PRC enterprise investors which are derived from sources within China, although such income tax may be exempted or reduced pursuant to a tax treaty between China and the jurisdictions in which our non-PRC enterprise stockholders reside. If we were considered a PRC resident enterprise under the EIT Law, our non-PRC enterprise investors who are deemed non-resident enterprises may be subject to the EIT at the rate of 10% upon the dividends payable by us or upon any gains realized from the transfer of our common shares, if such income is deemed derived from China, provided that (i) such non-PRC enterprise investors has no establishment or premises in China, or (ii) it has establishment or premises in China but its income derived from China has no real connection with such establishment or premises.

If we are required under the EIT Law to withhold income tax on dividends payable to our non-PRC enterprise stockholders or any gains realized from the transfer of our common shares, the value of your investment may be materially and adversely affected.

Our subsidiaries and affiliated entities are subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries and affiliated entities. As a result of our holding company structure, we currently rely entirely on dividends payments from our subsidiaries in China after they receive payments from our consolidated affiliated entities, Tianjin Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd., under various service and other contractual arrangements. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries and consolidated affiliated entities in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. Furthermore, if our subsidiaries or consolidated affiliated entities in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or any of our subsidiaries in China are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stocks.

Any future outbreak of severe acute respiratory syndrome or avian flu in China, or similar adverse public health developments, may severely disrupt our business and operations.

From December 2002 to June 2003, China and other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. Since September 2003, however, a number of isolated new cases of SARS have been reported, most recently in central China in April 2004. During May and June of 2003, many businesses in China were closed by the PRC government to prevent transmission of SARS. In addition, many countries, including China, have encountered incidents of the H5N1 strain of bird flu, or avian flu. This disease, which is spread through poultry populations, is capable in some circumstances of being transmitted to humans and is often fatal. A new outbreak of SARS or an outbreak of avian flu may result in health or other government authorities requiring the closure of our offices or other businesses, including office buildings, retail stores and other commercial venues, which could reduce the number of people commuting and reduce the appeal of radio advertising. Any recurrence of the SARS outbreak, an outbreak of avian flu or a development of a similar health hazard in China, may impact the economy, the advertising industry as a whole and the radio advertising industry specifically. Such occurrences could severely impact the value of radio advertising, reduce the advertising time purchased by advertisers and severely disrupt our business and operations.

The new PRC Property Rights Law may affect the perfection of the pledge in our equity pledge agreements with our consolidated affiliated entities and their individual shareholders.

Under the Exclusive Technical, Operational, Business Consulting and Service Agreements among Legend (Beijing) Consulting Co., Ltd., Legend (Beijing) Information and Technology Co., Ltd. and our consolidated affiliated entities, Tianjin Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd., their respective individual shareholders have pledged all of their equity interests therein to Legend (Beijing) Consulting Co., Ltd., and Legend (Beijing) Information and Technology Co., Ltd., respectively, by recording the pledge on the shareholder registrars of the respective entities. However, according to the PRC Property Rights Law, which became effective as of October 1, 2007, a pledge is not effective without being registered with the relevant local administration for industry and commerce. To our knowledge, no application for registration of share pledge has been processed by the local administration for industry and commerce in Beijing and Tianjin, due to a lack of registration procedures. Tianjin Yinse Lingdong Advertising Co., Ltd. and Beijing Maihesi International Advertising Co., Ltd. will make efforts to register the equity pledge when the local administration for industry and commerce implements registration procedures. We cannot assure you that they will be able to register the pledges. If we are unable to do so, the pledges may be deemed ineffective under the PRC Property Rights Law. If any individual shareholder of Tianjin Yinse Lingdong Advertising Co., Ltd. or Beijing Maihesi International Advertising Co., Ltd. breaches his or her obligations under the agreement with Legend (Beijing) Consulting Co., Ltd. and Legend (Beijing) Information and Technology Co., Ltd., respectively, there is a risk that Legend (Beijing) Consulting Co., Ltd. or Legend (Beijing) Information and Technology Co., Ltd. may not be able to successfully enforce the pledge and would need to resort to legal proceedings to enforce its contractual rights.

We may incur substantial administrative and staffing cost due to the promulgation of the new China Labor Contract Law.

On June 29, 2007, the Standing Committee of the National People’s Congress of China enacted the Labor Contract Law, which became effective on January 1, 2008. The Labor Contract Law contains substantial provisions with a view to improve job security and to protect the rights and interests of employees. In order to fully comply with the legal requirements under the Labor Contract Law, we may incur substantial administrative and staffing cost.

A regulation adopted in August 2006 establishes more complex procedures for acquisitions conducted by foreign investors, which could make it more difficult for us to pursue growth through acquisitions.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or the MOC, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the SAIC, the China Securities Regulatory Commission and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective on September 8, 2006. Among other things, the regulations established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. If we grow our business in part by directly acquiring complementary businesses in the PRC, complying with the requirements of these regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOC, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Risks Related to our Common Stock

There is not an active trading market for our common stock, and if a market for our common stock does not develop, our investors may be unable to sell their shares.

Our common stock is currently quoted on the OTC BB trading system. The OTC BB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The OTC BB tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC BB as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

•	The lack of readily available price quotations;
•	The absence of consistent administrative supervision of “bid” and “ask” quotations;
•	Lower trading volume;
•	Market conditions;
•	Innovations or new products and services by us or our competitors;
•	Regulatory, legislative or other developments affecting us or our industry generally;
•	Limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;
•	Our ability to execute our business plan;
•	Operating results that fall below expectations;
•	Industry developments;
•	Economic and other external factors; and
•	Period-to-period fluctuations in our financial results.

In addition, the value of our common stock could be affected by:

•	Actual or anticipated variations in our operating results;
•	Changes in the market valuations of other companies operating in our industry;
•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Adoption of new accounting standards affecting our industry;
•	Additions or departures of key personnel;
•	Introduction of new services or technology by our competitors or us;
•	Sales of our common stock or other securities in the open market;
•	Changes in financial estimates by securities analysts;
•	Conditions or trends in the market in which we operate;
•	Changes in earnings estimates and recommendations by financial analysts;
•	Our failure to meet financial analysts’ performance expectations; and
•	Other events or factors, many of which are beyond our control.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required either to sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

Because we do not intend to pay any dividends on our common stock, purchases of our common stock may not be suited for investors seeking dividend income.

We do not currently anticipate declaring and paying dividends to our stockholders in the near future. It is our current intention to apply any net earnings in the foreseeable future to the internal needs of our business. Prospective investors seeking or needing dividend income or liquidity from our common stock should, therefore, not purchase our common stock. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

We cannot assure you that we will list our common stock on NASDAQ or any other national securities system or exchange.

Although we intend to apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we do not currently meet the initial listing standards of either of those markets and we cannot assure you that we will be able to qualify for and maintain a listing of our common stock on either of those markets or any other stock system or exchange in the future. Furthermore, in the case that our application is approved, there can be no assurance that trading of our common stock on such market will reach or maintain desired liquidity. If we are unable to list our common stock on NASDAQ, the American Stock Exchange or another stock system or exchange, or to maintain the listing, we expect that our common stock will be eligible to trade on the OTC BB, maintained by NASDAQ, another over-the-counter quotation system, or on the “pink sheets,” where an investor may find it more difficult, or impossible, to dispose of shares or obtain accurate quotations as to the market value of our common stock. Under such circumstances, the probability of reduced liquidity would hinder investors’ ability to obtain accurate quotations for our common stock, and our common stock could become substantially less attractive to investors.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on our common stock’s market price.

The trading market for our common stock will depend, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. Currently there is no coverage of our common stock and there is no guarantee that securities analysts will cover our common stock in the future. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We have raised substantial amounts of capital in private placements, and if we fail to comply with the applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.

Our private placements consist of securities that were not registered under the Securities Act or any state “blue sky” law as a result of exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with any of such exemptive provisions, investors could have the right to rescind their purchase of our securities and also sue for damages. If any investors were to successfully seek such rescission or prevail in any such suit, we could face severe financial demands that could have significant, adverse affects on our financial position. Future financings may involve sales of our common stock at prices below prevailing market prices on the OTC BB or exchange on which our common stock is quoted or listed at that time, as well as the issuance of warrants or convertible securities at a discount to market price.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. While the last reported trade of our company stock on the OTC BB was at a price above $5.00 per share, our common stock has in the past been considered a penny stock and there can be no assurance that our common stock will continue to trade at a price above $5.00 per share in the future. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

Item 2. Description of Property

We lease office space in the locations and on the terms described in the table below:

Location	Purpose	Approximate Size in Square Feet	Monthly Rent (USD)	Lease Expires

Beijing, PRC	Area Office	750	5,500	7/22/2008

Beijing, PRC	Area Office	1,750	4,600	6/30/2009

Tianjin, PRC	Area Office	1,950	4,400	11/1/2009

Item 3. Legal Proceedings

The Company is, from time to time, involved in legal proceedings arising in the normal course of business. As of the date of this Annual Report on Form 10-KSB, the Company is not involved in any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended June 30, 2008.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB"), as of September 26, 2007, and trades under the symbol “LEGE.” No active public or private market developed for our common shares until February 12, 2008, after the merger with Well Chance. The following table represents the high and low closing prices for our common stock on the OTCBB during the fiscal year ended June 30, 2008.

	2008*
	High	Low
First quarter	N/a	N/a
Second quarter	N/a	N/a
Third quarter	$4.97	$2.90
Fourth quarter	$4.79	$2.40

*  The quarterly highs and lows are based on daily market closing prices during each respective period. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission , and may not represent actual transactions.

As of September 30, 2008, the closing sales price for shares of our common stock was $1.70 per share on the OTCBB.

Stockholders

As of September 15, 2008, we had approximately 10,339,755 shares of common stock issued and outstanding, which were held by approximately 88 stockholders of record based upon the stockholder list provided by our transfer agent.

Dividend Policy

We do not currently intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for future operation and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

We do not currently have in place any equity compensation plans.

Our board of directors has granted options exercisable into 1,040,000 shares of our common stock. Of these, our board of directors granted options exercisable into 400,000 shares of our common stock to each of Jeffrey Dash, our chief executive officer and chief financial officer, and William Lee, our chief operating officer, and also granted options exercisable into 80,000 shares of our common stock to each of our non-employee directors Richard Vogel, Michael Bonner and Andre Nair.

Recent Sales of Unregistered Securities

This information has been previously disclosed in our current reports on Form 8-K, and, therefore, need not be furnished pursuant to SEC rules regarding Form 10-KSB. Reference is made to our current reports on Form 8-K filed on February 11, April 3, April 24, May 12, and June 5, 2008 which are hereby incorporated by reference herein, for a description of our recent sales of unregistered securities during the period covered by this annual report on Form 10-KSB. In addition, reference is made to our current reports on Form 8-K filed on July 7, July 25 and September 2, 2008, which are explicitly not incorporated by reference herein, for a description of recent sales of unregistered securities during the period between July 1, 2008 and the date of this annual report on Form 10-KSB.

Item 6. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis of the results of operations and financial condition of Legend Media for the year ended June 30, 2008 should be read in conjunction with Legend Media’s financial statements and the notes to those financial statements that are included elsewhere in this annual report on Form 10-KSB. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the "Risk Factors", "Special Note Regarding Forward Looking Statements" and "Description of Business" sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Executive Overview

Legend Media, formerly known as Noble Quests, Inc., was organized as a Nevada corporation on March 16, 1998, for the purpose of selling multi-media marketing services and other related services to network marketing groups. Specifically, we assisted network marketers in using marketing tools such as public relations, advertising, direct mail, collateral development, electronic communications and promotion tools to increase product and service awareness.

On January 31, 2008, we entered into a Share Exchange Agreement with Ms. Shannon McCallum-Law, the majority stockholder, sole director and Chief Executive Officer of the Company, Well Chance and the Well Chance Shareholder. Pursuant to the terms of the Share Exchange Agreement, we agreed to acquire all of the issued and outstanding shares of Well Chance's common stock in exchange for the issuance of 1,200,000 shares of our common stock to the Well Chance Shareholder on the basis of 1,200 shares of our common stock for every one share of Well Chance common stock held.

Concurrently with the closing of the transactions under the Share Exchange Agreement and as a condition thereof, we entered into an agreement with Ms. McCallum-Law, pursuant to which she returned to us for cancellation 2,419,885 of the 5,119,885 shares of our common stock owned by her. Ms. McCallum-Law was not compensated in any way for the cancellation of the shares. In addition, we issued 4,100,000 shares of our common stock to certain affiliates of Well Chance for $87,740 and 200,000 shares in exchange for consulting services performed in connection with this transaction. Upon completion of the foregoing transactions, we had an aggregate of 8,200,000 shares of common stock issued and outstanding.

Well Chance was incorporated under the laws of the British Virgin Islands as an International Business Company on February 22, 2005. Well Chance was formed to create a business that principally engaged in the development and management of a technology platform that deploys advertisements across its various advertising media.

We expanded our business in February 2008 to focus on building a consumer advertising network in the PRC focused on the Chinese radio advertising industry. We conduct our business operations through our 80% owned subsidiary Legend (Beijing) Consulting Co., Ltd. and our wholly owned subsidiary Legend (Beijing) Information and Technology Co., Ltd., each of which are incorporated under the laws of the PRC.

As of September 30, 2008, we have secured the exclusive rights to 111,690 minutes of radio advertising annually across three cities in the PRC: Beijing, Tianjin and Shenzhen. Management has identified several other opportunities to acquire additional advertising rights and expects continued expansion of radio advertising assets.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas that require estimates and assumptions include valuation of accounts receivable and determination of useful lives of property and equipment.

Reclassification

Certain prior period amounts have been reclassified to conform to the year ended June 30, 2008 presentation.

Principles of Consolidation

The consolidated financial statements of Legend Media include the accounts of Well Chance, its wholly owned subsidiary, and the accounts of its 80% owned subsidiary, Legend Media Investment Company Limited. In addition, the consolidation financial statements include Tianjin Yinse Lingdong Advertising Company, Limited, an 80% controlled variable interest entity ("VIE") of Legend Media Investment Company Limited, and the following wholly owned subsidiaries of Legend Media Investment Company Limited: Legend Media Tianjin HK Limited and Legend Media (Beijing) Consulting Company Limited.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Unbilled Accounts Receivable

At times we will record receivables, which have not yet been invoiced, from revenues on advertising contracts. These receivables are recorded in the accompanying consolidated balance sheet as unbilled accounts receivable until invoiced. The unbilled accounts receivable balance at June 30, 2008 was $195,680.

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

Computer equipment	3 years
Office equipment and furniture	3 years
Leasehold improvements	1 year

The following are the details of the property and equipment at June 30, 2008:

Computer equipment	$5,278
Office equipment and furniture	4,339
Leasehold improvements	8,573
$18,190
Less: Accumulated depreciation	(1,430)
$16,760

Depreciation expense was $758 for the year ended June 30, 2008.

Long-Lived Assets

We apply the provisions of the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that there were no significant impairments of our long-lived assets as of June 30, 2008.

Intangible Assets

Intangible assets consist of contract rights purchased in the acquisition of Music Radio Limited on May 30, 2008. See Note 12 to the financial statements. Net intangible assets at June 30, 2008 are as follows:

FM 92.5 Contract rights	$2,174,428
Exclusivity agreement	6,999,353

Less Accumulated amortization	(128,471)

Intangibles, net	$9,045,310

The FM 92.5 contract rights primarily relate to an exclusive contract acquired in connection with the acquisition of Music Radio Limited, and the contract is being amortized over 31 months, which is the contract effective period, beginning on June 1, 2008, based on the duration of the existing advertising agreement that expires December 31, 2008 plus the expected two-year renewal of the advertising agreement. The contract provides 54 minutes per day or 19,710 minutes per year. The channel is actually Beijing based and through a relay facility airs in Tianjin. Our contract is with the channel’s exclusive agent which has a national exclusive contract with the channel. The exclusive agent has sub contracted the rights for the Tianjin market to Legend Media. The value was derived as the net present value of the contract’s EBITDA over the contract’s expected term from May 30, 2008 through December 31, 2010, using a discount rate of 10%. Amortization expense on this contract for the year ended June 30, 2008 of $69,742 has been included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive loss.

The remainder of the purchase price of $6,999,353 has been allocated to an Operating Agreement among Legend Media (Beijing) Consulting Co., Ltd., Tianjin Yinse Lingdong Advertising Co., Ltd. and Ju Baochun entered into in connection with the Music Radio Limited acquisition. Mr. Baochun, through a company he owns and operates, is the 80% owner of Music Radio Limited, which is the 20% owner of the post-acquisition VIE, Tianjin Yinse Lingdong Advertising Company, Ltd. Mr. Baochun is a valuable partner with significant experience in the radio industry who has the ability to locate and acquire additional radio advertising contracts direct with the radio stations, provide access to deep customer relationships, and provide the leadership that would be a foundation for our future expansion in China. Pursuant to the terms of the Operating Agreement, Tianjin Yinse Lingdong Advertising Company, Ltd. is prohibited from:

•	The borrowing of money from any third party or the assumption of any debt;
•	The sale to any third party or the acquisition from any third party of any assets, including, without limitation, any intellectual rights;
•	The imposition of any security interests for the benefit of any third party through collateralization of its assets;
•	The assignment to any third party of the agreement entered into by it; and
•	The sale, transfer and disposition of any license held by it.

The term of the Operating Agreement is 10 years, beginning May 30, 2008. As such, we are amortizing the contract value over its 10-year life. Amortization expense on this contract at June 30, 2008 of $57,994 has been included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive loss.

Amortization expense for our intangible assets for the year ended June 30, 2008 was $127,736.

Revenue Recognition

Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104. We purchase advertising inventory in the form of airtime, the unit being minutes, from radio stations. We then distribute these minutes under various sales agreements. We recognize advertising revenue over the term of each sales agreement, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Advertising Costs

We expense the cost of advertising as incurred or, as appropriate, the first time advertising takes place. Advertising costs for the years ended June 30, 2008 and 2007 were not significant.

Stock-Based Compensation

We account for our stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 1,040,000 options outstanding as of June 30, 2008.

Income Taxes

We utilize SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the consolidated statements of operations and other comprehensive loss. The adoption of FIN 48 did not have a material impact on our financial statements.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Our functional currency is RMB. Translation gains of $75,236 at June 30, 2008 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the years ended June 30, 2008 and 2007, other comprehensive income in the consolidated statements of operations and other comprehensive loss included translation gains of $0.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were options to purchase 1,040,000 shares of common stock and warrants to purchase 880,294 shares of common stock outstanding as of June 30, 2008.  For the year ended June 30, 2008, we incurred a net loss in the accompanying statements of operations and other comprehensive loss of $2,013,826. Therefore the effect of options and warrants outstanding is anti-dilutive during the year ended June 30, 2008.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the years ended June 30, 2008 and 2007:
	2008		2007
	Weighted Average Shares Outstanding	Per Share Amount	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share	4,376,911	$(0. 46)	1,200,000	$-
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	4,376,911	$(0.46)	1,200,000	$-

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from our operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Minority Interest in Subsidiaries

On May 30, 2008, we purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly-owned subsidiary of Music Radio Limited, a British Virgin Islands company. See Note 12 to our financial statements. As a result of this purchase, we recognized initial minority interest on our consolidated balance sheet in the amount of $0. The income (loss) attributed to minority interest has been separately designated in the accompanying statement of operations. We recognized $0 in income attributed to minority interest in the accompanying statements of operations and other comprehensive loss for the year ended June 30, 2008.

Minority Interest in VIEs

In January 2003, the FASB issued Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41” (“FIN 46”). In December 2003, the FASB modified FIN 46 (“FIN 46R”) to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

FIN 46R states that in general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (a) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (b) has a group of equity owners that are unable to make significant decisions about its activities, or (c) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

On May 30, 2008, we acquired control over Tianjin Yinse Lingdong Advertising Company, Ltd. by purchasing 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly-owned subsidiary of Music Radio Limited, a British Virgin Islands company, and entering into certain control agreements in connection therewith. Direct investment and ownership of media and advertising companies in the PRC is prohibited due to certain restrictions imposed upon Chinese advertising companies. We structured the Music Radio Limited transaction to comply with such restrictions.

The principal regulations governing foreign ownership in the advertising industry in China include:

•	The Catalogue for Guiding Foreign Investment in Industry (2004); and
•	The Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

These regulations set the guidelines by which foreign entities may directly invest in the advertising industry.  The regulations require foreign entities that directly invest in the China advertising industry to have at least two years of direct operations in the advertising industry outside of China.  Further, since December 10, 2005, 100% ownership in Chinese advertising companies is allowed, but the foreign company must have at least 3 years of direct operations in the advertising industry outside of China.

Because we have not been involved in advertising outside of the PRC for the required number of years, our domestic PRC operating subsidiaries, which are considered foreign invested, are currently ineligible to apply for the required advertising services licenses in the PRC.  Our PRC operating affiliates hold the requisite licenses to provide advertising services in the PRC and they are owned or controlled by PRC citizens designated by us.  Our radio advertising business operates in the PRC though contractual arrangements with consolidated entities in the PRC.  We and our newly acquired PRC subsidiaries have entered into a series of contractual arrangements with Tianjin Yinse Lingdong Advertising Company, Ltd. and their respective shareholders under which:

•	We are able to exert significant control over significant decisions about the activities of Tianjin Yinse Lingdong Advertising Company, Ltd.;
•	A substantial portion of the economic benefits and risks of the operations of Tianjin Yinse Lingdong Advertising Company, Ltd. have been transferred to us through a revenue assignment agreement; and

•	The equity owner of Tianjin Yinse Lingdong Advertising Company, Ltd. does not have the obligation to absorb the losses of Tianjin Yinse Lingdong Advertising Company, Ltd.

As we are able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks have been transferred to us, we have determined that the advertising entity, Tianjin Yinse Lingdong Advertising Company, Ltd., meets the definition of a VIE. Further, we are considered to be the primary beneficiary of the risks and benefit of equity ownership of Tianjin Yinse Lingdong Advertising Company, Ltd. and thus have consolidated Tianjin Yinse Lingdong Advertising Company, Ltd. in our accompanying financial statements as of June 30, 2008. As a result of this purchase, we recognized initial minority interest on our consolidated balance sheet in the amount of $15,524. The income (loss) attributed to minority interest has been separately designated in the accompanying statements of operations. For the year ended June 30, 2008, we have recognized loss attributed to VIE of $9,437 in our consolidated statements of operations and other comprehensive loss.

Fair Value of Financial Instruments

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of June 30, 2008, we did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on our reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our financial position and results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141”). SFAS 141 changes how a reporting enterprise accounts for the acquisition of a business. SFAS 141 requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141 is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which is an amendment of Accounting Research Bulletin No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will not have an impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this statement, issued by enterprises included within the scope of Statement 60. Accordingly, this statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement will not have an impact on our financial statements.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of revenue for the year ended June 30, 2008:

		% of Revenue
Total revenue	$155,970
Cost of revenue	30,144	19.3%
Gross profit	125,826	80.7%
Selling expenses	51,404	33.0%
General and administrative expenses	1,614,302	1035.0%
Interest expense	457,427	293.3%
Income tax	-	0.0%
Net income (loss)	$(2,013,826)	-1291.2%

Revenue Revenue during the year ended June 30, 2008 of $155,970 were earned on a number of exclusive advertising contracts for radio advertising that were acquired together with the Legend Media Tianjin Investment Company Limited (Music Radio Limited) acquisition in May 2008. We plan to focus on executing additional exclusivity agreements for radio advertising space throughout highly populated areas. We are prepared to support the anticipated increased sales volume by recruiting an experienced and driven sales team and relationship management team, further developing our technology platform as described below, and utilizing direct and indirect relationships with advertising agencies. We will also consider licensing our technological capabilities to generate an additional revenue stream. Any company newly acquired by us is and will be expected to continue to operate largely autonomously. We hope to add substantial value through our relationships with international advertisers and advertising agencies, as well as with large domestic advertisers, our planned elite management and sales teams, and the technology platform we are building. The technology platform will focus on inventory management and pricing management across the region. Subsidiaries may utilize our proprietary technology to allocate advertising space between our larger customers and our local customers. In addition to better serving our customer base with a larger distribution network, we intend to develop the ability to provide more comprehensive statistics to better assist our customers in maximizing the efficiency of their advertising campaigns. Our technology platform is expected to provide web access for customers to view available inventory, pricing and advertising trends.

Cost of revenue Cost of revenue of $30,144, or 19.3% of total revenue, was incurred during the year ended June 30, 2008 on a number of exclusive advertising contracts that were acquired together with the Legend Media Tianjin Investment Company Limited (Music Radio Limited) acquisition in May 2008. Costs include fixed and variable sales costs and advertising minutes incurred associated with each advertising contract.

Selling expenses Selling expenses incurred during the year ended June 30, 2008 amounted to $51,404, or 33.0% of total revenue. Selling expenses primarily consist of commissions and expenses related to distribution of advertising minutes.

General and administrative expenses General and administrative expenses of $1,614,302, or 1,035% of total revenue, primarily relate to amortization of intangible assets of $127,736, option expense, legal fees, and other various professional fees.

Interest expense Interest expense of $457,427, or 293.3% of total revenue, was incurred in the year ended June 30, 2008. The expense resulted from interest expense on our convertible notes as well as amortization of debt discounts on the same notes.

Liquidity and Capital Resources

Cash as of June 30, 2008 was $2,583,346.

On January 31, 2008 , in connection with the Share Exchange Agreement, as amended, from the same date, Well Chance entered into a Loan Agreement with RMK Emerging Growth Opportunity Fund LP pursuant to which Well Chance had the right to borrow $375,733 from RMK as a short term bridge loan. The advances on the loan occurred in February 2008. Of the $375,733 original loan amount, the full $375,733 of principal and $94,986 of accrued interest is outstanding as of June 30, 2008.

On March 30, 2008, we entered into a Loan Agreement with Jonathan Kantor in the principal amount of $100,000. Of the $100,000 original loan amount, $33,000 of principal and $23,600 of accrued interest is outstanding as of June 30, 2008. Also on March 30, 2008, we entered into a loan agreement with Blueday Limited in the principal amount of $250,000. Of the $250,000 original loan amount, $183,000 of principal and $128,600 of accrued interest is outstanding as of June 30, 2008.

On April 21, 2008, Well Chance entered into a Loan Agreement with Newport Capital Asset Management Group ("Newport"), pursuant to which Newport loaned Well Chance $200,000. Of the $200,000 original loan amount, the full $200,000 of principal and $35,500 of accrued interest is outstanding as of June 30, 2008.

On March 31, 2008, pursuant to the terms of a Securities Purchase Agreement between us and Maoming China Fund, we agreed to issue and sell to Maoming 2,083,333 shares of our Series A Convertible Preferred Stock and warrants to purchase 1,000,000 shares of our common stock in the following manner: (a) 1,250,000 shares of Series A Convertible Preferred Stock and 600,000 warrants for $3,000,000 upon the later of April 12, 2008 or 15 days after our first acquisition of a media advertising business operating in the PRC (the “First Sale”), and (b) 833,333 shares of Series A Convertible Preferred Stock and 400,000 warrants for $2,000,000 upon the later of May 12, 2008 or 15 days after our second acquisition of a media advertising business operating in the PRC (the “Second Sale”). The First Sale (Music Radio Limited) closed on May 30, 2008 and we issued 1,250,000 shares of Series A Series A Convertible Preferred Stock and warrants to purchase 600,000 shares of our common stock to Maoming for gross proceeds to us of $3,000,000 in cash. The Second Sale (News Radio Limited) closed on July 21, 2008. On August 29, 2008, we completed the sale of 625,000 shares of our Series A Convertible Preferred Stock and warrants to purchase 300,000 shares of our common stock to Maoming for gross proceeds to us of $1,500,000 in cash. We expect $1,000,000 of the proceeds received in the Second Sale to be available for working capital with the remaining going towards the purchase price for the News Radio Limited acquisition. In accordance with the terms of the Maoming Securities Purchase Agreement, Maoming is obligated to purchase an additional 208,333 shares of Series A Convertible Preferred Stock and additional warrants to purchase 100,000 shares of Common Stock for $500,000. These securities will be issued on an as-needed basis.

Cash used in operating activities in the year ended June 30, 2008 amounted to $830,681, primarily from our net loss in the current year of $2,013,826. The net loss was driven by the expanding operations in the PRC and the associated increased overhead. We believe we have sufficient capital resources to fund our current operations for the next 12 months. However, additional funds will be required to fully implement our business plan. There are no assurances that we will be able to obtain further funds required for further expansion and full execution of our business plan.

Cash used in investing activities in the year ended June 30, 2008 amounted to $466,185, and resulted from the payment of $500,000 for deposit on our acquisition of News Radio Limited, primarily offset by cash acquired in the Music Radio Limited acquisition.

Cash flows generated by financing activities in the year ended June 30, 2008 amounted to $3,879,473, and primarily resulted form the sale of Series A Convertible Preferred Stock of $3,000,000, as well as net proceeds from notes payable of $791,733. Common stock was also sold in connection with the reverse acquisition for $87,740. We intend to pursue various financing alternatives to meet our long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to expand our business as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment and the expansion of our business, through cash flow provided by operations and funds raised through offerings of our securities.

Employees

We believe that the radio advertising industry in China is highly fragmented and inefficient and, therefore, that there is an opportunity to take a leading position by deploying a highly motivated and experienced sales team in the market. With our planned expansion of inventory and anticipated increased sales volume, we are expecting a significant increase in the number of our employees. We have begun recruiting all levels of sales staff and expect to add new staff members in early 2009.

Technology

The advertising industry in China is quickly evolving from its pioneering stage. Its fast development is largely a result of the rapid emergence of new technologies, such as inexpensive television displays, compact storage technology, and centralized radio platforms. We intend to develop proprietary technology offering fully-customized distribution capabilities to our advertising customers that rapidly deploy advertisements. This technology would be designed to also quickly turn around performance metrics to better assist our customers in making adjustments that may be necessary to realize their goals. As a peripheral source of revenue, we may explore licensing our then developed technology platform to companies that are not appropriate acquisition targets but do not pose a threat to our market share.

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

Suppliers

We hope to deploy our advertisements in a variety of media and locations, including radio stations, office buildings, post offices and airports. Maintaining relationships with radio station owners, land owners and property managers would be essential to our sustained competitiveness. Relationship management teams will be expected to actively ensure that we maintain the respect of our suppliers. In so doing, we believe that in addition to avoiding distractions, we anticipate earning a good reputation that can bring opportunities with other such owners and managers.

Customers

We plan to attract international and domestic advertising customers from a variety of industries which is expected to include leading brand names. Relationships with local advertisers would be maintained at the local level to further increase utilization rates.

Network Monitoring and Analysis

We intend to provide services relating to our customers’ marketing campaigns. Our future in-house operations team would be designed to monitor the displays in its network and provide analytic reports that can be supplied to customers for future planning purposes. Advertising customers could leverage our advertising services that target specific segments of consumer markets. Market analysis is vital to evaluating the effectiveness and value of advertising campaigns. Included in these planned services are consumer surveys, demographic analysis, and other internally distributed analytics.

Inflation

We believe that inflation has not had a material adverse impact on our business or operating results during the periods presented.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended June 30, 2008 that have, or are reasonably likely to have, a current or future affect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 7. Financial Statements

See "Index to Financial Statements" beginning on page F-1 below for our financial statements included in this Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

Effective July 16, 2008, we dismissed our independent accountant engaged as the principal accountant to audit our financial statements, Mantyla McReynolds LLC, and retain in its place Goldman Parks Kurland Mohidin - GPKM LLP as the Company's new independent accountant engaged as the principal accountant to audit our financial statements. The Company's relationship with Mantyla McReynolds LLC ended on July 16, 2008. There have been no disagreements with Mantyla McReynolds LLC or Goldman Parks Kurland Mohidin - GPKM LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no reportable events, as described in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) for us. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-KSB, the Certifying Officers have concluded that (a) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Certifying Officers' evaluation of our internal control over financial reporting concluded that they were effective and that there have been no occurrences during the period covered by this annual report on Form 10-KSB that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Attestation Report by Registered Public Accounting Firm

This annual report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e) Inherent Limitations of Controls and Procedures

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(f) Certifications

We have attached as exhibits to this annual report on Form 10-KSB the certifications of our Chief Executive Officer and Chief Financial Officer, which are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. We recommend that this Item 8A(T) be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Identity and Background of our Executive Officers and Directors

The following individuals serve as our directors and/or executive officers, as indicated:

Name	Age	Position
Jeffrey Dash	39	Chief Executive Officer, Chief Financial Officer and Director
William Lee	52	Chief Operating Officer
Michael Bonner	40	Director
Andre Nair	52	Director
Richard Vogel	43	Director

Jeffrey Dash has been our Chief Executive Officer and a director since February 2008. He has spent his career building businesses and has held positions in Germany, Switzerland, Czech Republic and Russia. Mr. Dash has over 16 years of finance and operation experience. Since August 2007 and until February 2008, Mr. Dash has been working as a self employed consultant developing the business plan for Legend Media. He was employed by Xyience Incorporated, a consumer packaged good company from May 2006 to May 2007. From May 2001 to April 2006, Mr. Dash worked for Viking River Cruises where he held numerous positions including President of U.S. Division, Managing Director of the European division in Germany and Senior Vice President of Worldwide sales and marketing.

William Lee, Ph.D, joined the Company in April 2008 and assumed the role of Chief Operating Officer. He received his Ph.D from MIT and spent over 10 years in the United States. From 2007 to 2008, Dr. Lee held the position of Managing Director of Transworld Consulting Group, an investment advisory service. From 2004 to 2006, he worked for TNT, an express delivery company, where he held various positions focused on strategy, mergers and acquisitions and alliances in the PRC. From 2002 to 2004, Dr. Lee worked for McKinsey & Co., a worldwide management consulting firm, as a senior associate.

Michael Bonner has been a director since February 2008. He is a business strategy consultant who has held numerous senior positions in the cruise industry, including positions running the strategic planning, business development, corporate finance, and capital planning functions at Royal Caribbean Cruises, a major cruise line with a portfolio of cruise brands in the United States, Europe, and Asia. From 2006 to 2008, Mr. Bonner worked for TheScholarShip, a subsidiary of Royal Caribbean Cruise Line, where he held the position of Chief Operating Officer. From 2005 to 2006, he was the Senior Vice President of Corporate Planning at Viking River Cruises. From 1997 to 2005, he worked for Royal Caribbean Cruise Line where he held numerous senior positions in strategy and finance.

Richard Vogel has been a director since February 2008. Since 2005, he has been Chief Operating Officer of Loeb Enterprises, LLC, a private equity firm, and has extensive background in the advertising, marketing and media industries. From 1994 to 2004, he worked for Synapse Group, Inc., a marketing services company, where he held various senior management positions in sales, marketing and general management.

Andre Nair has been a director since April 2008. He has 27 years of experience in Asia's media industry where he has held numerous senior positions. Since 2007, Mr. Nair has been the Chief Strategy Officer of JWT Asia Pacific, a leading advertising agency where he is responsible for business strategy. From 2006 to 2007, he was the Chief Executive Officer of GroupM Asia Pacific, a media planning and buying company. From 2004 to 2006, Mr. Nair was the Chairman of MEC Asia Pacific, a media planning and buying company. From 2001 to 2004, Mr. Nair worked for GroupM Asia Pacific where he was the Chief Executive Officer of the South Asia division.

Board Committees

We are not a "listed issuer" as defined in Rule 10A-3 promulgated under the Exchange Act and are not currently required to have an audit, compensation, or nominating committee. However, our board of directors has future plans to form these committees and approve their charters. When the audit committee is formed, our board of directors expects to determine if it has a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-B promulgated under the Exchange Act.

Code of Ethics

Our code of ethics is currently out of date and we are in the process of updating it. Once updated, we undertake to provide to any person without charge, a copy of our code of ethics upon written request directed to Chief Financial Officer, Legend Media, Inc., 9663 Santa Monica Boulevard #952, Beverly Hills, CA 90210.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

At this time, the Company is not subject to the provisions of Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2008 and June 30, 2007 by our Chief Executive Officer, Chief Operating Officer, and each of our other highest paid executives, if any, whose total compensation exceeded $100,000 during such fiscal year ends.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($) (6)		Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	Total ($)

Jeffrey Dash	2008	$83,333	—	$12,840	(2)	$36	(3)	—	—	$96,209
Chief Executive Officer and	2007	—	—	—		—		—	—	—
Chief Financial Officer (1)

Shannon McCallum Law	2008	—	—	—		—		—	—	—
Former President, Secretary and	2007	$25,938	—	—		—		—	—	$25,938
Director (4)

Dr. William Lee	2008	$37,500	—	—		$65,277	(5)	—	—	$102,777
Chief Operating Officer (1)	2007	—	—	—		—		—	—	—

(1)	Mr. Jeffrey Dash and Dr. William Lee have deferred payment of all cash salary during 2008. The amount shown for each reflects the accrued amount of compensation due each, respectively.

(2)
Mr. Jeffrey Dash received 600,000 shares of common stock at the time he became our Chief Executive Officer and Chief Financial Officer in February 2008. The value of each share of our common stock at such time was $0.0214.

(3)
On January 31, 2008, the Company granted Mr. Dash options to purchase 400,000 shares of our common stock at an exercise price of $2.50 per share, with 25% vesting at the end of the first three months and options to purchase 30,000 shares of common stock vesting at the end of each three months thereafter. The Company used the Black Scholes model to value the options at the time they were issued, based on volatility of 100%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because the Company does not have a history of issuing employee stock options, the estimated life is based on the vesting period. This is the same as assuming that the options are exercised at the end of the vesting period.

(4)	Shannon McCallum-Law was the principal executive officer during 2007 and until January 31, 2008. Her compensation was paid to her or to a company controlled by her, MCL Marketing.

(5)
On April 8, 2008, the Company granted Dr. Lee options to purchase 400,000 shares of our common stock at an exercise price of $3.25 per share, with 12.5% vesting at the end of the first three months and options to purchase 30,000 shares of common stock vesting at the end of each three months thereafter. The Company used the Black Scholes model to value the options at the time they were issued, based on volatility of 92%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because the Company does not have a history of issuing employee stock options, the estimated life is based on the vesting period. This is the same as assuming that the options are exercised at the end of the vesting period.

(6)
Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to expense that value over the service period over which the options become exercisable (vested). As a general rule, for time in service based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

Employment Agreements

On January 31, 2008, we entered into an Employment Agreement with our Chief Executive Officer and Chief Financial Officer, Jeffrey Dash, effective February 1, 2008. Mr. Dash’s annual base salary is $200,000 and he is eligible to receive a discretionary bonus of up to 75% of his base salary at the discretion of our board of directors. The Employment Agreement has no term and Mr. Dash serves at the discretion of our board of directors.

We have not entered into employment agreements with any of our other executive officers.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Under lying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un exercisable		Equity Incentive Plan Awards: Number of Securities Under lying Un exercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jeffrey Dash	120,000	280,000	(1)	0	$2.50	02/01/2013

William Lee	33,335	366,665	(2)	0	$3.25	04/08/2013

(1)
Pursuant to the agreement with Jeffrey Dash, 25% of his options vest at the end of the first three months of employment with the remaining vesting at 30,000 options at the end of each three months thereafter.

(2)
Pursuant to the agreement with William Lee, 12.5% of his options vest at the end of the first three months of employment with the remaining vesting at 30,000 options at the end of each three months thereafter.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended June 30, 2008:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeffrey Dash (1)	-	-	-		-	-	-	-

Michael Bonner	-	-	$33,783	(3)	-	-	-	$33,783

Andre Nair	-	-	$17,690	(4)	-	-	-	$17,690

Richard Vogel	-	-	$36,742	(5)	-	-	-	$36,742

(1)	Mr. Dash’s is not compensated as a director. We compensate him solely in his role as our Chief Executive Officer and Chief Financial Officer.

(2)
Reflects the dollar amount expensed by the Company during the fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to expense that value over the service period over which the options become exercisable (vested). As a general rule, for time in service based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(3)
On February 13, 2008, the Company granted Mr. Bonner options to purchase 80,000 shares of our common stock at an exercise price of $2.50 per share, that vest at a rate of 10,000 options at the end of each three month period following the date of grant. The Company used a Black Scholes model to value the options at the time they were issued, based on volatility of 90%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because the Company does not have a history of employee stock options, the estimated life is based on the vesting period. This is the same as assuming that the options are exercised at the end of the vesting period. As of June 30, 2008, 80,000 of Mr. Bonner's options were outstanding, of which 15,222 were exercisable.

(4)
On April 10, 2008, the Company granted Mr. Nair options to purchase 80,000 shares of our common stock at an exercise price of $3.70 per share, that vest at a rate of 10,000 options at the end of each three month period following the date of grant. The Company used a Black Scholes model to value the options at the time they were issued, based on volatility of 96%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because the Company does not have a history of employee stock options, the estimated life is based on the vesting period. This is the same as assuming that the options are exercised at the end of the vesting period. As of June 30, 2008, 80,000 of Mr. Nair's options were outstanding, of which 9,111 were exercisable.

(5)
On February 1, 2008, the Company granted Mr. Vogel options to purchase 80,000 shares of our common stock at an exercise price of $2.50 per share, that vest at a rate of 10,000 options at the end of each three month period following the date of grant. The Company used a Black Scholes model to value the options at the time they were issued, based on volatility of 90%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because the Company does not have a history of employee stock options, the estimated life is based on the vesting period. This is the same as assuming that the options are exercised at the end of the vesting period. As of June 30, 2008, 80,000 of Mr. Vogel's options were outstanding, of which 16,556 were exercisable.

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of September 15, 2008 for each of the following persons:

•    each of our directors and officers;
•    all directors and officers as a group; and
•    each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. The percentage of shares of common stock beneficially owned set forth below is based on 12,934,273 shares of common stock which includes 10,339,775 shares of common stock outstanding as of September 15 and 1,254,518 shares of common stock issuable upon exercise of warrants and options currently exercisable and exercisable over the next 60 days as of September 15, 2008.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Shares of Common Stock Beneficially Owned (1)
Executive Officers and/or Directors:
Jeffrey Dash, Chief Executive Officer, Chief Financial Officer and Director (2)	730,000	5.7%
Michael Bonner, Director (3)	35,222	*
Andre Nair, Director (4)	29,111	*
Richard Vogel, Director (5)	36,556	*
William Lee, Chief Operating Officer (6)	93,335	*

All Executive Officers and Directors as a Group (5 persons)	924,224	7.2%

5% Beneficial Owners:
Maoming China Fund (7)	3,925,000	30.6%
Music Radio Limited (8)	2,039,755	15.9%
Adam Roseman (9)	921,907	7.2%
Jeffrey Dash, Chief Executive Officer, Chief Financial Officer and Director (2)	730,000	5.7%

* Denotes less than 1%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; or (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Includes stock options to purchase 180,000 shares of common stock.

(3)	Includes stock options to purchase 35,222 shares of common stock.

(4)	Includes stock options to purchase 29,111 shares of common stock.

(5)	Includes stock options to purchase 36,556 shares of common stock.

(6)	Includes stock options to purchase 93,335 shares of common stock.

(7)
Includes 1,250,000 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock and 600,000 shares of our common stock issuable upon exercise of warrants. The stockholder owns 100% of our issued and outstanding Series A Convertible Preferred Stock. Based solely on information provided by the stockholder and related transaction documents. The address of this stockholder is Clifton House, 75 Fort Street, PO Box 1350GT, Grand Cayman, Cayman Islands.

(8)
Based solely on information provided by stockholder and related transaction documents. Mr. Ju Baochun has voting and investment control over these securities. According to the transaction documents the address of this holder is Room 8-3-101, Guanyuan Plaza, No.1 Cuihua Street, Xicheng District, Beijing PRC.

(9)
Includes 150,294 shares of our common stock issuable upon exercise of warrants held by RMK Emerging Growth Opportunity Fund LP over which the stockholder has voting and investment power as the Chief Executive Officer of RMK Emerging Growth Opportunity Fund LP. Based solely on information provided by the stockholder. The address of this stockholder is 9440 South Santa Monica Boulevard, Suite 401 Beverly Hills, CA  90210.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section entitled “Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Agreements” under Item 5 in Part II above.

Item 12. Certain Relationships and Related Transactions And Director Independence

Related Transactions

RMK Emerging Growth Opportunity Fund LP

On January 31, 2008, in connection with the closing of our reverse merger, Well Chance entered into a Loan Agreement with RMK Emerging Growth Opportunity Fund LP pursuant to which RMK Emerging Growth Opportunity Fund LP extended a loan to Well Chance in the principal amount of $375,733, evidenced by a promissory note. The loan matures on January 30, 2009. If the loan is repaid on or before January 30, 2009, Well Chance must pay a loan fee on the loan equal to 68.64045% of the outstanding loan principal. If payment of the loan principal is made after January 30, 2009, additional loan fees are due as described in the Loan Agreement. The entire principal amount of the initial loan is currently outstanding and also represents the largest aggregate amount of principal outstanding on the loan during the period covered by this annual report on Form 10-KSB. We have not made any payments of principal or interest during the fiscal year ended June 30, 2008. Provided we repay the loan on or before January 30, 2009, we owe RMK Emerging Growth Opportunity Fund LP an aggregate of $633,638 In connection with entering into the Loan Agreement, Well Chance and RMK Emerging Growth Opportunity Fund LP also entered into a Security Agreement to secure the loan and the Company issued a warrant to RMK Emerging Growth Opportunity Fund LP exercisable into 200,000 shares of the Company's common stock at an exercise price of $2.50 per share. The warrant is immediately exercisable upon issuance and is exercisable until the third anniversary of the issuance date. On August 23, 2008, Well Chance and RMK Emerging Growth Opportunity Fund LP entered into a First Amendment to Loan Agreement and First Amendment to Security Agreement pursuant to which the parties revised the documentation for the loan to reflect that the principal amount of the loan actually advanced by RMK Emerging Growth Opportunity Fund LP to Well Chance was $375,733. On the same date, Well Chance issued a First Replacement Secured Promissory Note in the principal amount of $375,733 and the Company issued a First Replacement Common Stock Purchase Warrant exercisable into 150,294 shares of the Company's common stock at an exercise price of $2.50 per share. RMK Emerging Growth Opportunity Fund LP is owned and controlled by Adam Roseman, who is a beneficial owner of 7.2% of our common stock.

The due date on this loan is January 30, 2009. Interest expense of $134,808 has been included in the accompanying statement of operations for the year ended June 30, 2008. Of the $375,733 original loan amount, the full $375,733 is outstanding and is classified as related party note payable in the amount of $307,294, net of debt discount of $68,439 in the accompanying June 30, 2008 consolidated balance sheet.

Beijing Hongteng Lianguang Advertising Co., Ltd.

We have an ongoing business relationship with Beijing Hongteng Lianguang Advertising Co., Ltd. (“HTLG”), a PRC company beneficially owned by Mr. Ju Baochun. Mr. Baochun owns 80% of Music Radio Limited, which in turn is the beneficial owner of 15.9% of our common stock. We entered into a sales and marketing agreement with HTLG pursuant to which HTLG actively sells and promotes our radio advertising inventory. The agreement can be cancelled at any time. We pay HTLG RMB105,000 per month plus 15% commission of sales revenue. The commission is paid based on cash collections but is recorded as revenue is recognized. We have recognized $140,080 in payables to HTLG, and have classified the amount as part of other payables in the accompanying consolidated balance sheet at June 30, 2008. We have also recognized $155,970 related to the revenue rights agreement in the accompanying consolidation statements of operations for the year ended June 30, 2008.

Director Independence

Our board of directors follow the standards of independence established under the Nasdaq rules in determining if directors are independent and has determined that Michael Bonner, Andre Nair and Richard Vogel are independent for all purposes under such rules.

Item 13. Exhibits

Exhibit #	Description
2.1
Share Exchange Agreement, dated January 31, 2008, by and among Noble Quests, Inc., the majority shareholder of Noble Quests, Inc., Well Chance Investments Limited and the shareholders of Well Chance Investments Limited (1)

3.1	Articles of Incorporation of Noble Quests, Inc., filed with the Nevada Secretary of State on March 13, 1998 (2)

3.2	Certificate of Amendment to Articles of Incorporation for Noble Quests, Inc., filed with the Nevada Secretary of State on October 25, 2006 (2)

3.3	Amended and Restated Articles of Incorporation for Noble Quests, Inc., filed with the Nevada Secretary of State on November 1, 2006 (2)

3.4	Certificate of Amendment to Articles of Incorporation (3)

3.5	Certificate of Designation of the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Convertible Preferred Stock of the Company (4)

3.6	Bylaws of Noble Quests, Inc. (2)

4.1	Form of Common Stock Purchase Warrant of Legend Media, Inc. (5)

4.2	Common Stock Purchase Warrant, dated April 21, 2008, issued by Well Chance Investments Limited to Newport Capital Asset Management Group (6)

4.3	Common Stock Purchase Warrant, dated March 30, 2008, issued by the Company to Jonathan Kantor (7)

4.4	Common Stock Purchase Warrant, dated March 30, 2008, issued by the Company to Blueday Limited (7)

4.5	Common Stock Purchase Warrant, dated January 31, 2008, issued to RMK Emerging Growth Opportunity Fund LP (1)

10.1	Form of Stock Purchase Agreement (1)

10.2	Share Purchase Agreement, dated June 4, 2008, among the Company, Well Chance Investments Limited, Ju Baochun and Xue Wei (8)

10.3	Share Purchase Agreement, dated May 8, 2008, among the Company, Well Chance Investments Limited, Music Radio Limited, Ju Baochun and Xue Wei (9)

10.4	Amendment to Share Purchase Agreement, dated June 19, 2008, among the Company, Well Chance Investments Limited, Music Radio Limited, Ju Baochun and Xue Wei (10)

10.5	Securities Purchase Agreement, dated March 31, 2008, among the Company and Maoming China Fund (5)

10.6	Loan Agreement, dated April 21, 2008, between Well Chance Investments Limited and Newport Capital Asset Management Group (6)

10.7	Loan Agreement, dated March 30, 2008, between the Company and Jonathan Kantor (7)

10.8	Loan Agreement, dated March 30, 2008, between the Company and Blueday Limited (7)

10.9	Loan Agreement, dated January 31, 2008, by and between Well Chance Investments Limited and RMK Emerging Growth Opportunity Fund LP (1)

10.10	First Amendment to Loan Agreement, dated August 23, 2008, between Well Chance Investments Limited and RMK Emerging Growth Fund, LP (11)

10.11	Security Agreement dated as of April 21, 2008 between Well Chance Investments Limited and Newport Capital Asset Management Group (6)

10.12	Security Agreement, dated January 31, 2008, by and between Well Chance Investments Limited and RMK Emerging Growth Opportunity Fund LP (1)

10.13	First Amendment to Security Agreement, dated August 23, 2008, between Well Chance Investments Limited and RMK Emerging Growth Opportunity Fund, LP (11)

10.14	Secured Convertible Promissory Note, dated April 21, 2008, issued by Well Chance Investments Limited to Newport Capital Asset Management Group (6)

10.15	Promissory Note, dated March 30, 2008, issued by the Company to Jonathan Kantor (7)

10.16	Promissory Note, dated March 30, 2008, issued by the Company to Blueday Limited (7)

10.17	Secured Promissory Note, dated January 31, 2008, issued by Well Chance Investments Limited to RMK Emerging Growth Opportunity Fund LP (1)

10.18
Voting Agreement, dated March 31, 2008, by and among the Company, ARC Investment Partners LLC, Tapirdo Enterprises LLC, Loeb Enterprises II LLC, Jeffrey Dash, Aries Equity Corp., Nalp Capital LLC and Maoming China Fund (5)

10.19	Exclusive Advertising Rights Agreement, dated August 4, 2008, by and between Beijing Guo Guangrong Advertising Co., Ltd. and Beijing Merci International Advertising Co., Ltd. (12)

10.20
Exclusive Technical, Operational, Business Consulting and Services Agreement, dated July 3, 2008, by and among Legend Media (Beijing) Information and Technology Co., Ltd., Beijing Maihesi Advertising International Co., Ltd., Ju Baochun and Xue Wei (13)

10.21
Exclusive Technical, Operational, Business Consulting and Services Agreement, dated May 30, 2008, among Legend Media (Beijing) Consulting Co., Ltd., Tianjin Yinse Lingdong Advertising Co., Ltd., Ju Baochun and Xue Wei (14)

10.22	Operating Agreement, dated July 3, 2008, by and among Legend Media (Beijing) Information and Technology Co., Ltd., Beijing Maihesi Advertising International Co., Ltd., Ju Baochun and Xue Wei (13)

10.23	Operating Agreement, dated May 30, 2008, among Legend Media (Beijing) consulting Co., Ltd., Tianjin Yinse Lingdong Advertising Co., Ltd., Ju Baochun and Xue Wei (14)

10.24
Revenue Assignment Agreement, dated May 30, 2008, among Well Chance Investments Limited, Beijing Hongteng Lianguang Advertising Co., Ltd., Tianjin Yinse Lingdong Advertising Co., Ltd., Ju Baochun and Xue Wei (14)

10.25	Authorization Agreement, dated July 3, 2008, between Xue Wei and Jeffrey Dash (13)

10.26	Authorization Agreement, dated July 3, 2008, between Ju Baochun and Jeffrey Dash (13)

10.27	Authorization Agreement, dated May 30, 2008, by Ju Baochun (14)

10.28	Finder's Agreement, dated January 31, 2008, by and between Noble Quests, Inc. and Fiona E LLC (1)

10.29	Investor Relations Agreement, dated January 31, 2008, by and between Noble Quests, Inc. and Aries Equity Corp. (1)

16.1	Letter from Mantyla McReynolds LLC (15)

21.1	List of Subsidiaries (16)

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Office and Chief Financial Officer (16)

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350 (16)

(1)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 11, 2008.
(2)	Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on November 7, 2006.
(3)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2008.
(4)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2008.
(5)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2008.
(6)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on April 24, 2008.
(7)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on March 30, 2008.
(8)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 6, 2008.
(9)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on May 12, 2008.
(10)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2008.
(11)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on August 28, 2008.
(12)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on September 11, 2008.
(13)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on July 25, 2008.
(14)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2008.
(15)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on July 17, 2008.
(16)	Filed herewith.

Item 14. Principal Accountant Fees and Services

Goldman Parks Kurland Mohidin served as our independent registered public accounting firm for the fiscal year ended June 30, 2008. For the year ended June 30, 2007, at which time the Company was known as Noble Quests, Inc., Mantyla McReynolds served as our independent registered public accounting firm. The following table shows the fees that were billed for the audit and other services provided by these respective firms for the fiscal years ended June 30, 2008 and 2007.

	Fiscal 2008	Fiscal 2007
Audit Fees (1)	$51,212	$10,656
Audit-Related Fees (2)	-	-
Tax Fees (3)	$1,350	-
All Other Fees (4)	-	-
Total	$52,562	$10,656

(a)
Audit Fees   — This category consists of fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(b)
Audit-Related Fees  — This category consists of fees billed for professional services rendered by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(c)
Tax Fees  — This category consists of fees billed for professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(d)	All Other Fees — This category consists of fees billed for professional services rendered by our independent auditors for other miscellaneous items.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform particular services, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedure.

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, our Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LEGEND MEDIA, INC.

Date: October 14, 2008	By:	/s/ JEFFREY DASH
Jeffrey Dash Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/ JEFFREY DASH	Chief Executive Officer, Chief Financial Officer and Director
Jeffrey Dash	Date: October 14, 2008

/s/ MICHAEL BONNER	Director
Michael Bonner	Date: October 14, 2008

/s/ ANDRE NAIR	Director
Andre Nair	Date: October 14, 2008

/s/ RICHARD VOGEL	Director
Richard Vogel	Date: October 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Legend Media, Inc.

We have audited the accompanying consolidated balance sheet of Legend Media, Inc. (a Nevada corporation) and subsidiaries as of June 30, 2008, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for the year ended June 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legend Media, Inc. and Subsidiaries as of June 30, 2008, and the consolidated results of their operations and their consolidated cash flows for the year ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements,  the Company has incurred a loss of $2,013,826 and has a working capital deficit of $550,846 that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goldman Parks Kurland Mohidin LLP

Encino, California

October 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors And Stockholders Of Legend Media, Inc.

We have audited the accompanying consolidated statement of operations and other comprehensive loss, stockholders' equity and cash flows of Legend Media, Inc. and subsidiaries for the year ended June 30, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Legend Media, Inc. for the year ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Gruber & Company, LLC

Lake Saint Louis, Missouri
January 30, 2008

LEGEND MEDIA, INC.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$2,583,346
Accounts receivable	64,493
Unbilled accounts receivable	195,680
Vendor deposits	17,463
Prepaid expense	100,951

Total current assets	2,961,933

Transaction deposit	500,000

Property and equipment, net	16,760

Intangible assets, net	9,045,310

TOTAL ASSETS	$12,524,003

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$97,313
Accrued liabilities	356,791
Accrued interest	282,686
Unearned revenue	12,979
Short term notes payable, net of discount of $100,364	315,636
Related party note payable, net of discount of $68,439	307,294
Other payables	2,140,080

Total current liabilities	3,512,779

Commitments and contingencies	-

Minority interest in variable interest entity (See Note 9)	6,215

STOCKHOLDERS' EQUITY
Preferred stock - 10,000,000 shares authorized, par value $0.001, 1,250,000 shares issued and outstanding	1,250
Common stock - 50,000,000 shares authorized, par value $0.001, 10,235,328 shares issued and outstanding	10,235
Additonal paid-in capital	10,932,114
Other comprehesive income	75,236
Accumulated deficit	(2,013,826)
Total stockholders' equity	9,005,009

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,524,003

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Net revenue	155,970	-

Cost of revenue	30,144	-

Gross profit	125,826	-

Operating expenses:
Selling expenses	51,404
General and administrative expenses	1,614,302	-

Loss from operations	(1,539,880)	-

Non-operating income (expense):
Interest income	36
Interest expense	(322,619)	-
Related party interest expense	(134,808)
Loss on disposal of fixed assets	(25,893)	-
Non-controlling interest in loss from variable interest entity	9,437
Other expense	(99)

Total non-operating income (expense)	(473,946)	-

Loss before income tax	(2,013,826)	-

Income tax	-	-

Net loss	$(2,013,826)	$-

Other comprehensive income
Foreign currency translation gain	75,236	-

Comprehensive loss	(1,938,590)	-

Weighted average shares outstanding :
Basic	4,376,911	1,200,000
Diluted	4,376,911	1,200,000

Loss per share:
Basic	$(0.46)	$-
Diluted	$(0.46)	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

						Accumulated
					Additonal	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance, July 1, 2006	-	$-	1,200,000	$1,200	$(1,200)	$-	$-	$-

Net loss							-	-

Balance, June 30, 2007	-	-	1,200,000	1,200	(1,200)	-	-	-

Shares issued in connection with Noble Quest merger			2,700,000	2,700	5,634			8,334

Common stock issued for cash			4,100,000	4,100	83,640			87,740

Common stock issued for services			300,000	300	252,980			253,280

Convertible preferred stock issued for cash	1,250,000	1,250			2,998,750			3,000,000

Common stock issued for investment in Tianjin Investment Company			1,935,328	1,935	7,158,779			7,160,714

Fair value of warrants issued with notes payable					232,918			232,918

Fair value of benefical conversion feature for convertible debt					44,626			44,626

Fair value of employee/director options					155,987			155,987

Foreign currency translation adjustment						75,236		75,236

Net loss							(2,013,826)	(2,013,826)

Balance, June 30, 2008	1,250,000	$1,250	10,235,328	$10,235	$10,932,114	$75,236	$(2,013,826)	$9,005,009

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,013,826)	$-
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	128,494	-
Amortization of debt discounts	108,742	-
Common stock issued for services	253,280	-
Fair value of stock options under SFAS 123R	155,987	-
Loss from minority interest in subsidiary	(9,437)	-
Loss on disposal of fixed assets	25,893	-
Changes in operating assets and liabilities:
Accounts receivable	(2,227)	-
Unbilled receivables	(106,355)	-
Vendor deposits	(4,586)	-
Prepaid expenses	(100,885)	-
Accounts payable	92,457	-
Accrued liabilities	306,060	-
Other payables	52,758	-
Unearned revenue	278	-
Accrued interest	282,686	-

Net cash used in operating activities	(830,681)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,688)	-
Payment for investment deposit	(500,000)
Cash acquired in acquisition of variable interest entity	35,503	-

Net cash used in investing activities	(466,185)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	925,733	-
Repayment of notes payable	(134,000)	-
Proceeds from sale of convertible preferred stock	3,000,000	-
Proceeds from sale of common stock	87,740	-

Net cash provided by financing activities	3,879,473	-

Effect of exchange rate changes on cash and cash eqiuvalents	739	-

NET INCREASE IN CASH & CASH EQUIVALENTS	2,583,346	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,583,346	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$66,000	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Issuance of common shares for purchase of Tianjin Investment Company	$7,160,714	$-
Increase in other payable for purchase of Tianjin Investment Company	$2,000,000	$-
Beneficial conversion feature on issuance of convertible debt	$44,626	$-
Issuance of warrants with note payable	$232,918	$-
Common shares issued in connection with Noble Quest merger	$8,334	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Note 1 - Organization and Basis of Presentation

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

Today, the Company is building a consumer advertising network in China focused on the Chinese radio advertising industry. On May 8, 2008, the Company entered into a Share Purchase Agreement with Music Radio Limited, a British Virgin Islands company (the "Seller"), and all of the shareholders of the Seller pursuant to which the Company agreed to purchase 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Seller. On May 30, 2008, the Company finalized the transaction with the completion of all the secondary documents required to give the Company effective control of the exclusive sales contract for the Tianjin, China based radio channel. Tianjin, China is a large city with a population of over 11.5 million. Administratively it is a municipality that has provincial-level status, reporting directly to the central government. There are a total of four such cities in China with Beijing, Shanghai and Chongqing making up the other three. Its urban area is the third largest in China, ranked only after Shanghai and Beijing.

Also in connection with the closing of the Purchase, the Purchaser entered into a Revenue Assignment Agreement (the "Revenue Agreement") with Beijing Hongteng Lianguang Advertising Co., Ltd. ("Hongteng"), the Advertising Entity and the Shareholders. The Shareholders are the sole shareholders of Hongteng. Pursuant to the Revenue Agreement, Hongteng agreed to, and the Shareholders agreed to cause Hongteng to, assign any and all of the benefits (financial or otherwise) generated by an identified advertising agreement (the "Old Advertising Agreement"), and all advertising sales contracts entered into pursuant to the Old Advertising Agreement, to the Advertising Entity until the date on which the Advertising Entity enters into the New Advertising Agreement.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

On July 21, 2008, the Company closed a transaction pursuant to which Well Chance Investments Limited, its wholly-owned subsidiary and a British Virgin Islands company (the "Purchaser"), purchased 100% of the common stock of News Radio Limited, a British Virgin Islands company (the "Target"). The transaction occurred pursuant to the terms of a Share Purchase Agreement that the Company entered into on June 4, 2008 with the Purchaser and all of the shareholders of the Target (the "Sellers").

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Yuan Renminbi (RMB); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

As of June 30, 2008, the accounts of the Company’s subsidiaries were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (RMB). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statements of operations and other comprehensive loss items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas that require estimates and assumptions include valuation of accounts receivable and determination of useful lives of property and equipment.

Reclassification

Certain prior period account descriptions have been reclassified to conform to the year ended June 30, 2008 presentation.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Principles of Consolidation

The consolidated financial statements of Legend Media, Inc. include the accounts of Well Chance, its wholly owned subsidiary, and the accounts of its 80% owned subsidiary, Legend Media Investment Company Limited. In addition, the consolidation financial statements include Tianjin Yinse Lingdong Advertising Company, Limited, an 80% controlled variable interest entity of Legend Media Investment Company Limited, and the following wholly owned subsidiaries of Legend Media Investment Company Limited: Legend Media Tianjin HK Limited, Legend Media (Beijing) Consulting Company Limited.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Unbilled Accounts Receivable

At times the Company will record receivables, which have not yet been invoiced, from revenues on advertising contracts. These receivables are recorded in the accompanying consolidated balance sheet as unbilled accounts receivable until invoiced.

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

Computer equipment	3 years
Office equipment and furniture	3 years
Leasehold improvements	1 year

The following are the details of the property and equipment:

Computer equipment	$5,278
Office equipment and furniture	4,339
Leasehold improvements	8,573
$18,190
Less: Accumulated depreciation	(1,430)
$16,760

Depreciation expense was $758 for the year ended June 30, 2008.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Long-Lived Assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of contract rights purchased in the acquisition of Music Radio Limited on May 30, 2008. See Note 12. Net intangible assets at June 30, 2008 are as follows:

FM 92.5 Contract rights	$2,174,428
Exclusivity agreement	6,999,353

Less Accumulated amortization	(128,471)

Intangibles, net	$9,045,310

The FM 92.5 contract rights primarily relate to an exclusive contract acquired in connection with the acquisition of Music Radio Limited, and the contract is being amortized over 31 months, which is the contract effective period, beginning on June 1, 2008, based on the duration of the existing advertising agreement that expires December 31, 2008 plus the expected two-year renewal of the advertising agreement. The contact is with the Tianjin FM 92.5 radio station. The contract provides 54 minutes per day or 19,710 minutes per year. The channel is actually Beijing based and through a relay facility airs in Tianjin. Legend Media’s contract is with the Beijing channel’s exclusive agent, which has a national exclusive contract with the channel. The exclusive agent has subcontracted the rights for the Tianjin market to Legend Media. The value was derived as the net present value of the contract’s EBITDA over the contract’s expected term from May 30, 2008 through December 31, 2010, using a discount rate of 10%. Amortization expense on this contract at June 30, 2008 of $69,742 has been included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive loss.

The remainder of the purchase price of $6,999,353 has been allocated to an exclusivity agreement signed with Ju Baochun. Mr. Baochun, through a company he owns and operates, is the 80% owner of Music Radio Limited, which is the 20% owner of the post-acquisition VIE, Tianjin Yinse Lingdong Advertising Company, Ltd. See Note 9. Mr. Baochun is a valuable partner with significant experience in the radio industry who has the ability to locate and acquire additional radio advertising contracts direct with the radio stations, provide access to deep customer relationships, and provide the leadership that would be a foundation for the Company’s future expansion in China. Mr. Baochun signed an exclusivity agreement, whereby he is prohibited from:

•	The borrowing of money from any third party or the assumption of any debt;
•	The sale to any third party or the acquisition from any third party of any assets, including, without limitation, any intellectual rights;
•	The imposition of any security interests for the benefit of any third party through collateralization of its assets;
•	The assignment to any third party of the agreement entered into by it; and
•	The sale, transfer and disposition of any license held by the Company.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

The term of the agreement is 10 years, beginning May 30, 2008. As such, the Company is amortizing the contract value over its 10-year life. Amortization expense on this contract at June 30, 2008 of $57,994 has been included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive loss. See Note 12.

Amortization expense for the Company’s intangible assets for the year ended June 30, 2008 was $127,736.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104. The Company purchases advertising inventory in the form of airtime, the unit being minutes, from radio stations. The Company then distributes these minutes under various sales agreements. We recognize advertising revenue over the term of each sales agreement, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the years ended June 30, 2008 and 2007 were not significant and $0, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statements of operations and other comprehensive loss the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 1,040,000 options outstanding as of June 30, 2008.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations and other comprehensive loss. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the RMB. Translation gains of $75,236 at June 30, 2008 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the years ended June 30, 2008 and 2007, other comprehensive income in the consolidated statements of operations and other comprehensive loss included translation gains of $0.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128 ("SFAS No. 128"), “Earnings Per Share.” Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were options to purchase 1,040,000 shares of common stock and warrants to purchase 880,294 shares of common stock outstanding as of June 30, 2008.  For the year ended June 30, 2008, the Company incurred a net loss in the accompanying statements of operations and other comprehensive loss of $2,013,826; therefore the effect of options and warrants outstanding is anti-dilutive during the year ended June 30, 2008.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the years ended June 30, 2008 and 2007:

	2008		2007
	Weighted Average Shares Outstanding	Per Share Amount	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share	4,376,911	$(0. 46)	1,200,000	$-
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	4,376,911	$(0.46)	1,200,000	$-

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Minority Interest in Subsidiaries

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited (the "Target"), a British Virgin Islands company and a wholly-owned subsidiary of Music Radio Limited, a British Virgin Islands company. See Note 12. As a result of this purchase, the Company recognized initial minority interest on its consolidated balance sheet in the amount of $0. The income (loss) attributed to minority interest has been separately designated in the accompanying statements of operations and other comprehensive loss. The Company recognized $0 in income attributed to minority interest in the accompanying statements of operations and other comprehensive loss for the year ended June 30, 2008.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Minority Interest in Variable Interest Entity

In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41 ("FIN 46"). In December 2003, the FASB modified FIN 46 (“FIN 46R”) to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

FIN 46R states that in general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

On May 30, 2008, the Company purchased 80% of the common stock of the Target. See Note 12. Due to certain restrictions imposed upon Chinese advertising companies, direct investment and ownership of media and advertising companies in the People’s Republic of China (“PRC”) is prohibited. Therefore, the Company acquired control of Tianjin Yinse Lingdong Advertising Company, Ltd. through its purchase of the above mentioned Target.

The principal regulations governing foreign ownership in the advertising industry in China include:

•	The Catalogue for Guiding Foreign Investment in Industry (2004); and
•	The Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

These regulations set the guidelines by which foreign entities can directly invest in the advertising industry.  The regulations require foreign entities that directly invest in the China advertising industry to have at least two years of direct operations in the advertising industry outside of China.  Further, since December 10, 2005, 100% ownership in Chinese advertising companies is allowed, but the foreign company must have at least 3 years of direct operations in the advertising industry outside of China.

Since the Company has not been involved in advertising outside of China for the required number of years, the Company’s domestic PRC operating subsidiaries, which are considered foreign invested, are currently ineligible to apply for the required advertising services licenses in China.  The Company’s PRC operating affiliates hold the requisite licenses to provide advertising services in China and they are owned or controlled by PRC citizens designated by the Company.  The Company’s radio advertising business operates in China though contractual arrangements with consolidated entities in China.  The Company and its newly acquired PRC subsidiaries have entered into a series of contractual arrangements with Tianjin Yinse Lingdong Advertising Company, Ltd. and their respective shareholders under which:

•	the Company is able to exert significant control over significant decisions about the activities of Tianjin Yinse Lingdong Advertising Company, Ltd.,
•
a substantial portion of the economic benefits and risks of the operations of Tianjin Yinse Lingdong Advertising Company, Ltd. have been transferred to the Company through a revenue assignment agreement, and

•	The equity owner of Tianjin Yinse Lingdong Advertising Company, Ltd. does not have the obligation to absorb the losses of Tianjin Yinse Lingdong Advertising Company, Ltd.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

As the Company is able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks have been transferred to the Company, it has determined that the advertising entity, Tianjin Yinse Lingdong Advertising Company, Ltd., meets the definition of a VIE. Further, the Company is considered to be the primary beneficiary of the risks and benefit of equity ownership of Tianjin Yinse Lingdong Advertising Company, Ltd. and thus have consolidated it Tianjin Yinse Lingdong Advertising Company, Ltd. in the Company’s accompanying financial statements as of June 30, 2008. As a result of this purchase, the Company has recognized initial minority interest on its consolidated balance sheet in the amount of $15,524. The income (loss) attributed to minority interest has been separately designated in the accompanying statements of operations and other comprehensive loss. For the year ended June 30, 2008, the Company has recognized loss attributed to VIE of $9,437 in its consolidated statements of operations and other comprehensive loss. See Note 9.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheet for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of June 30, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no effect on the Company‘s reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with Ltd. exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Management is currently evaluating the effect of this pronouncement on the Company’s financial statements.

Note 3 - Going Concern

The accompanying combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying combined financial statements for the year ended June 30, 2008, the Company has incurred a loss of $2,013,826 and has a working capital deficit of $550,846. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Note 4 – Prepaid Expenses

The Company had a balance of $100,951 in prepaid expenses in the accompanying balance sheet at June 30, 2008, which primarily relate to prepayments for legal and consulting services.

Note 5 – Transaction Deposit

In connection with the acquisition of News Radio Limited on July 21, 2008 (see Note 16), the Company deposited $500,000 on June 19, 2008, and the amount has been classified as a transaction deposit in the accompanying consolidated balance sheet at June 30, 2008.

Note 6 – Accrued Liabilities

Accrued liabilities in the accompanying consolidated balance sheet at June 30, 2008 consist of the following:

Salaries	$120,833
Revenue tax and levies	11,894
Legal fees	161,303
Commission payable	41,669
Other	21,092
$356,791

Note 7 – Notes Payable

RMK Emerging Growth Opportunity Fund LP Note Agreement

On January 31, 2008, in connection with the share exchange agreement discussed under Note 1, Well Chance entered into a loan agreement by and between Well Chance and RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which Well Chance had the right to borrow $375,733 from RMK as a short term bridge loan. The advances on the loan occurred in February 2008, and are due one year from the date of the initial advance along with all applicable loan fees. Notwithstanding the foregoing, in the event of the issuance and sale of equity or equity-linked securities by Well Chance or the Company to investors (other than investors who are stockholders of Well Chance at the time of the loan), which issuance and sale results in gross proceeds to Well Chance of at least $3,000,000 prior to the maturity date, then full repayment of the loan amount, the loan fee and any additional loan fee owed to RMK as of the closing date of such financing (as calculated above) shall be payable by the Company to RMK no later than five business days after the closing date of the equity financing. On June 27, 2008, the Company raised $3,000,000 through an unregistered sale of its Class A Preferred Stock (See Note 11). As of September 30, 2008, the note had not been repaid and the full $375,733 principle balance and $161,899 of accrued interest is outstanding on the RMK note. The Company has classified the loan as short-term in the accompanying balance sheet.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

In addition, pursuant to the loan agreement, Well Chance executed and delivered to RMK a security agreement to secure the repayment of the loan by granting RMK a continuing security interest in all presently existing and subsequently acquired assets and property of Well Chance of whatever nature and wherever located (except for any such assets for which, by the terms of any agreement in existence on the date of the loan agreement, does not permit the granting of a security interest, in which case Well Chance shall grant to RMK a security interest in all proceeds received by Well Chance generated by such assets). In connection with this loan the Company issued warrants to purchase 150,294 shares of common stock with an exercise price of $2.50 per share. See Note 10.

The due date on this loan is January 30, 2009. Interest expense of $134,808 has been included in the accompanying statements of operations and other comprehensive loss for the year ended June 30, 2008. Of the $375,733 original loan amount, the full $375,733 is outstanding and is classified as related party note payable in the amount of $307,294, net of debt discount of $68,439 in the accompanying June 30, 2008 consolidated balance sheet. RMK is a fund controlled by a shareholder who is also the CEO of ARC Investment Partners, a 12.8% owner of the Company. See Note 13.

Kantor and Blueday Loan Agreements

On March 30, 2008, the Company entered into a loan agreement (the "Kantor Loan") with Jonathan Kantor in the principal amount of $100,000. In connection with the Kantor Loan, the Company issued warrants to purchase 40,000 shares of common stock with an exercise price of $2.50 per share. See Note 10.

Also on March 30, 2008, the Company entered into a loan agreement (the "Blueday Loan”) with Blueday Limited ("Blueday"), in the principal amount of $250,000. In connection with the Blueday Loan, the Company issued warrants to purchase 50,000 shares of common stock with an exercise price of $2.50 per share. See Note 10.

Pursuant to the terms of the Kantor Loan and Blueday Loan, the Company must repay the loans plus applicable loan fees (described below) by June 30, 2008. If the Company repays the outstanding principal amount of each of the loans by April 1, 2008, then the loan fees will be $50,000 for the Kantor Loan and $125,000 for the Blueday Loan. Any partial repayments delivered to Mr. Kantor or Blueday after April 1, 2008 will be applied in accordance with a formula set forth in the applicable loan agreement by dividing such partial repayments between the outstanding principal amount, the outstanding loan fee, and the applicable additional loan fee due on the date of repayment. In the event that the Company does not pay a loan in full, including the outstanding loan fee, on or before April 1, 2008, then, in addition to the outstanding principal amount and loan fee due, the Company must also pay to Mr. Kantor and Blueday, as applicable, an additional loan fee based on a percentage of the outstanding principal amount of the loan at the time repayment is made. If the Company does not repay a loan by April 1, 2008 but repays such loan in full, including the outstanding loan fee, on April 2, 2008 or the 44-day period thereafter, the applicable additional loan fee will be 10% of the outstanding principal amount of the loan at the time repayment is made. The additional loan fee percentage amount is an additional 10% for each 45-day period subsequent to the initial 45-day period and will continue to accrue until the Company pays such loan in full. In the event that the Company does not repay a loan in full, including the outstanding loan fee and the applicable additional loan fee, on or before June 30, 2008, then the additional loan fee will continue to increase, and Mr. Kantor or Blueday will have the right to terminate the applicable loan agreement and declare any amounts owed on such loan due and payable. The Company has classified the Kantor Loan and the Blueday Loan as short-term in the accompanying balance sheet.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

On June 30, 2008, waivers of default were executed on the Kantor and Blueday loans, extending the term of the loans to August 31, 2008. As of September 30, 2008, the Company owed Kantor $63,347, representing $33,000 of principal and $30,347 of interest and additional fees. On July 23, 2008 and September 3, 2008 the Company repaid $150,000 and $80,000, respectively, to Blueday Limited which represents a repayment of $160,000 principle balance, plus $70,000 of interest expense. As of September 30, 2008, the Company owed Blueday Limited $99,858, representing $23,000 of principal and $76,858 of interest and additional expenses.

Newport Loan Agreement

On April 21, 2008, the Company entered into a loan agreement with Newport Capital Asset Management Group, a California corporation ("Newport"), pursuant to which Newport loaned the Company $200,000. Pursuant to the terms of the loan agreement, the Company must repay the loan amount plus the loan fee and any additional loan fee (each as described below) on or before 180 days following the loan date. If the Company repays the loan amount on or before 120 days following the loan date, then the loan will be subject to a loan fee equal to $60,000. In the event the loan amount and the loan fee are not repaid in full on or before the 120th day after the loan date, then, in addition to the loan amount and the loan fee, the total amount due and payable to Newport under the loan agreement shall also include an additional loan fee that shall be a percentage of the remaining outstanding loan amount at the time repayment is made. If any repayment is made on the 121st calendar day after the loan date and for the 29-day period thereafter, the additional loan fee shall be 10% of the remaining outstanding loan amount at the time repayment is made. In addition, the additional loan fee shall increase to 20% for the 30-day period subsequent to the initial 30-day period and shall continue to increase by 2% increments for each 30-day period thereafter until the Company makes full repayment of the remaining outstanding loan amount, the loan fee and any additional loan fee due to Newport. Any partial repayment made by the Company prior to the maturity date will be applied in accordance with a formula set forth in the loan agreement by dividing such partial repayments between the outstanding loan amount, the loan fee and any additional loan fee due on the date of repayment. In the event the Company does not repay the loan in full, including the loan amount, the loan fee and any additional loan fee, on or before the maturity date, then (a) the Company will be in default of its obligations under the loan agreement, (b) the additional loan fee will continue to increase by 2% increments for each 30-day period until the loan is repaid in full and (c) Newport will have the right to terminate the loan agreement and declare all amounts owed on the loan immediately due and payable. Notwithstanding the foregoing, in the event of the issuance and sale of equity or equity-linked securities by Well Chance or the Company to investors (other than investors who are stockholders of Well Chance at the time of the loan), which issuance and sale results in gross proceeds to Well Chance of at least $3,000,000 prior to the maturity date, then full repayment of the loan amount, the loan fee and any additional loan fee owed to Newport as of the closing date of such financing (as calculated above) shall be payable by the Company to Newport no later than five business days after the closing date of such financing. On September 26, 2008, the Company repaid the $200,000 principal of the note and $60,000 of  loan premium.

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

On the loan date, and pursuant to the terms of the loan agreement, the Company issued to Newport a warrant to purchase 40,000 shares of the Company's common stock at an exercise price equal to $2.50 per share, subject to adjustment under the terms of the warrant. The warrant is exercisable upon issuance and until the third anniversary of the loan date. The warrant may be exercised in a cashless manner. See Note 10.

On September 26, 2008, the Company repaid $260,000 to Newport Capital which represents a repayment of $200,000 principle balance, plus $60,000 of interest expense. As of September 30, 2008, the Company owed Newport Capital $40,000, representing $0 of principal and $40,000 of interest and additional expenses.

Following is a summary of notes payable at June 30, 2008:

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Original Note Amount	Balance at June 30, 2008	Due Date
Kantor	$100,000	$33,000	August 31, 2008
Blueday	250,000	183,000	August 31, 2008
Newport Capital	200,000	200,000	August 19, 2008
Gross notes payable	$550,000	$416,000
Debt discounts		(100,364)
Notes payable, net		$315,636

Interest expense, including amortization of debt discounts, was $322,619 for the year ended June 30, 2008 in the accompanying statements of operations and other comprehensive loss.

Note 8 – Other Payables

Following is a summary of other payables at June 30, 2008:

Advertising minutes contract cost	$82,300
Sales and marketing contract cost, fixed portion	41,288
Sales and marketing contract cost, variable portion	16,492
Payable for acquisition of subsidiary (See Note 12)	2,000,000
$2,140,080

Other payables include advertising minutes contract costs of 208,833 RMB per month, as well as a fixed portion of 105,000 RMB per month and variable portion of 15% of revenues earned and collected per month. These costs have been incurred in connection with the acquisition of Legend Media Investment Company Limited. See Note 12. The costs have arisen from a number of contracts whose revenues have been assigned to the Company after the acquisition. The Company is responsible for paying the costs of the advertising minutes on these contracts, as well as their sales and marketing costs. Other payables at June 30, 2008 also include $2,000,000 payable to escrow as partial consideration for the May 30, 2008 acquisition of Legend Media Tianjin Investment Company Limited. See Note 12.

Note 9 – Variable Interest Entity

The following is the condensed balance sheet of Tianjin Yinse Lingdong Advertising Company, Ltd., the variable interest entity consolidated on the Company’s balance sheet as of the May 30, 2008 date of acquisition:

	Book value	Fair value
Assets:
Cash	$35,503	$35,503
Accounts receivable	61,743	61,743
Unbilled receivables	90,072	90,072
Vendor deposits	12,746	12,746
Property and Equipment, net	15,700	15,700
Non-compete agreement	-	6,942,006
Contract rights	-	2,156,613
Total Assets	$215,764	$9,314,383

Liabilities:
Accounts payable	$4,828	$4,828
Other payables	87,937	87,937
Unearned revenue	12,596	12,596
Accrued expenses	32,784	32,784
Total Liabilities	138,145	138,145

Minority interest	15,524	15,524

Equity	62,095	9,160,714
Total Liabilities and Equity	$215,764	$9,314,383

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

The intangible assets acquired have been marked up to fair value, as required under FIN 46R. The Company has consolidated all balances in the accompanying June 30, 2008 consolidated balance sheet. The operations of the VIE for the period from May 30, 2008 (date of acquisition) through June 30, 2008 have been included in the Company’s consolidated statements of operations and other comprehensive loss. See Note 12 for details of the acquisition.

Note 10 – Stock Options and Warrants

Stock Options

The Company entered into an Employment Agreement with Mr. Jeffrey Dash on January 31, 2008. Effective January 31, 2008, Mr. Dash was appointed the President and Chief Executive Officer of the Company. Per the Agreement, Mr. Dash was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The options vest over 33 months accruing every three months from the first day of employment, with 25% of the options vesting after the first three months and the remaining 75% of the options vesting equally every three months at a rate of 30,000 shares per month. The fair value of the 400,000 options was $120. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 100%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On May 19, 2008, the Company entered into an employment agreement with Mr. William Lee. Effective June 2, 2008, Mr. Lee was appointed the Chief Operating Officer of the Company. Per the agreement, Mr. Lee was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of $3.25 per share. The options vest over 33 months accruing every three months from the first day of employment, with 12.5% of the options vesting after the first first three months and the remaining 75% of the options vesting equally every three months at a rate of 30,000 shares per three months. The fair value of the 400,000 options was $783,280. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 92%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On March 28, 2008, the Company granted to two of its directors options to purchase 80,000 shares of the Company’s common stock with an exercise price of $2.50 per share. The options vest on a quarterly basis (in arrears) over a 24 month period commencing on the date of each director's appointment to the board. The fair value of the 160,000 options was $355,088. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2 years; (2) volatility of 90%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On May 19, 2008, the Company granted options to another director to purchase 80,000 shares of the Company’s common stock with an exercise price of $3.70 per share. The options vest on a quarterly basis (in arrears) over a 24 month period commencing on the date of each director's appointment to the board. The fair value of the 80,000 options was $155,328. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 2 years; (2) volatility of 96%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

Following is a summary of the stock option activity:

	Number of options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of July 1, 2007	-	$-	$-
Granted	1,040,000	2.88	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of June 30, 2008	1,040,000	$2.88	$-
Exercisable options:
June 30, 2007	-	-	-
June 30, 2008	194,224	$2.69	-

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Warrants

Under the loan agreement with RMK mentioned in Note 7, at the closing of the share exchange agreement, the Company issued to RMK a warrant to purchase 150,294 shares of the Company’s common stock. The warrant is immediately exercisable upon issuance and is exercisable until the third anniversary of the issuance date of the warrant. The warrant exercise price is $2.50 per share. The fair value of the warrants was $108,261 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 90%. Of the $375,733 proceeds from the loan, the fair value of the warrants is recorded as debt discounts and will be amortized over the term of the loan.

On March 30, 2008, and pursuant to the terms of the Kantor Loan and Blueday Loan described in Note 7, the Company issued to each of Mr. Kantor and Blueday a warrant to purchase 40,000 and 50,000 shares of the Company's common stock, respectively, at an exercise price equal to $2.50 per share, subject to adjustments under the terms of the warrants. The warrants are exercisable upon issuance and until the third anniversary of the issuance date of the warrants. The warrants may be exercised in a cashless manner. The fair value of the warrants issued in connection with the Kantor Loan was $28,082 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 97%. Of the $100,000 proceeds from the loan, the fair value of the warrants is recorded as debt discounts and will be amortized over the term of the loan. The fair value of the warrants issued in connection with the Blueday Loan was $40,837 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 97%. Of the $250,000 proceeds from the note, the fair value of the warrants is recorded as debt discounts and will be amortized over the term of the loan.

On April 21, 2008, and pursuant to the terms of the loan agreement described in Note 7, the Company issued to Newport a warrant to purchase 40,000 shares of the Company's common stock at an exercise price equal to $2.50 per share, subject to adjustment under the terms of the warrant. The warrant is exercisable upon issuance and until the third anniversary of the loan date. The warrant may be exercised in a cashless manner. The fair value of the warrant was $55,737 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of four months, a risk free interest rate of 0.9%, a dividend yield of 0% and volatility of 96%. Of the $200,000 proceeds from the loan, the fair value of the warrants is recorded as debt discounts and will be amortized over the term of the loan. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature has been recorded as a preferred stock dividend at the date of issuance. The Company recognized $554,932 of preferred dividends related to the beneficial conversion feature. The fair value of the beneficial conversion feature at June 30, 2008 was $44,626 and has been classified in additional paid-in capital in the June 30, 2008 consolidated balance sheet.

On June 30, 2008, the Company issued warrants to purchase 600,000 shares of the Company's common stock, par value $0.001 per share, to Maoming China Fund ("Maoming") as described in Note 11. The Warrants are immediately exercisable at an exercise price of $2.50 per share until June 30, 2011 and are exercisable on a cashless basis at any time after July 1, 2009 and until the expiration date if the Common Stock underlying the Warrants has not been registered with the SEC by such date. The fair value of the 600,000 warrants issued with the Series A Convertible Preferred Stock was $554,932. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 69%, (3) risk free interest of 2.9% and (4) dividend rate of $0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature was $554,932. The beneficial conversion feature is considered a deemed dividend, but the Company has an accumulated deficit; therefore, the entry is not recorded as the accounting entry would be both a debit and a credit to additional paid in capital.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Following is a summary of the warrant activity:

Outstanding as of July 1, 2007	-
Granted	880,294
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	880,294

Note 11 – Stockholders Equity

Common Shares Issued in Connection with Acquisition of Music Radio Limited

On May 30, 2008, the Company closed a transaction pursuant to which Well Chance Investments Limited, its wholly-owned subsidiary and a British Virgin Islands company (the "Purchaser"), purchased (the "Purchase") 80% of the common stock of Legend Media Tianjin Investment Company Limited (the "Target"), a British Virgin Islands company and a wholly-owned subsidiary of Music Radio Limited, a British Virgin Islands company (the "Seller"). The transaction occurred pursuant to the terms of a Share Purchase Agreement (the "Purchase Agreement") that the Company entered into on May 8, 2008 with the Purchaser, the Seller and all of the shareholders of the Seller. At the closing of the Purchase, the Purchaser delivered shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), with an aggregate value of $7,160,714 based on the weighted average trading price of the Common Stock for the 90 trading days immediately before May 8, 2008 (1,935,328 shares) (the "Escrowed Shares") to an escrow agent (the "Escrow Agent") mutually designated by the Purchaser and the Seller and subject to an escrow agreement entered into by the Purchaser, the Seller and the Escrow Agent. See Note 12.

Common Stock Issued for Services

In June 2008, the Company issued 75,000 shares of common stock to RedChip Companies for providing investor relation services to the Company during the year ended June 30, 2008.

In June 2008, the Company issued 25,000 shares of common stock to Jack Chen for professional services provided to the Company during the year ended June 30, 2008.

The Company valued the shares at $2.49 per share, based on the June 30, 2008 Company per share price. The amount of $249,000 has been included in the accompanying statement of stockholders’ equity in addition to the 200,000 shares issued in connection with the closing of the reverse merger (See Note 1) as shares issued for services.

Maoming China Fund Securities Purchase Agreement

On June 27, 2008, the Company sold and issued 1,250,000 shares of the Company's Series A Convertible Preferred Stock, par value $0.001 per share, and warrants to purchase 600,000 shares of the Company's common stock, par value $0.001 per share, to Maoming China Fund (“Maoming”) for gross proceeds to the Company of $3,000,000 in cash. The sale of the Preferred Stock and Warrants occurred pursuant to the terms of a Securities Purchase Agreement dated March 31, 2008, between the Company and Maoming. The Offering closed concurrently with the Company’s previously announced acquisition of its first media advertising business operating in the People's Republic of China , Music Radio Limited. In addition, pursuant to the terms of the Purchase Agreement, 15 days following the Company's second acquisition of a media advertising business operating in the People's Republic of China, the Company will issue and sell to Maoming and Maoming will purchase from the Company an additional 833,333 shares of Preferred Stock and 400,000 Warrants for gross proceeds to the Company of $2,000,000. Pursuant to the terms of the securities purchase agreement, each share of preferred stock will initially be convertible into one share of common stock at the option of the holder at $2.40 per share.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

The Warrants are immediately exercisable at an exercise price of $2.50 per share until June 30, 2011 and are exercisable on a cashless basis at any time after July 1, 2009 and until the expiration date if the Common Stock underlying the Warrants has not been registered with the SEC by such date. See Note 10.

Note 12 – Acquisition

Music Radio Limited

On May 30, 2008, the Company closed a transaction pursuant to which Well Chance Investments Limited, its wholly-owned subsidiary and a British Virgin Islands company (the "Purchaser"), purchased (the "Purchase") 80% of the common stock of Legend Media Tianjin Investment Company Limited (the "Target"), a British Virgin Islands company and a wholly-owned subsidiary of Music Radio Limited, a British Virgin Islands company (the "Seller"). The transaction occurred pursuant to the terms of a Share Purchase Agreement (the "Purchase Agreement") that the Company entered into on May 8, 2008 with the Purchaser, the Seller and all of the shareholders of the Seller (the "Shareholders"). As a result of this acquisition, the Company obtained control of the following subsidiaries of Legend Media Tianjin Investment Company Limited:

•	Legend Media Tianjin HK Limited (100%-owned)
•	Legend Media (Beijing) Consulting Company, Ltd. (100%-owned)
•	Tianjin Yinse Lingdong Advertising Company, Ltd. (80%-controlled as VIE)

As consideration for the Purchase, the Purchaser delivered shares of the Company's common stock and shall deliver cash to an escrow agent (the "Escrow Agent") mutually designated by the Purchaser and the Seller, as follows: upon closing of the Purchase, shares of the Company's common stock with an aggregate value of U.S.$7,160,714 based on the weighted average trading price of the Company's common stock for the 90 trading days immediately before May 8, 2008 (1,935,328 shares) (the “Escrowed Shares"). Further, in accordance with the agreement, within 28 days after closing of the Purchase, the Purchaser was to deliver cash in the amount of U.S.$2,000,000 (the "Escrowed Cash"). As of August 20, 2008, the US $2,000,000 was not delivered in accordance with the terms of the original purchase agreement. On August 20, 2008, the Purchaser and Seller amended the payment terms for the US $2,000,000 Escrowed Cash. The amendment states that the Purchaser shall (a) pay the Seller US $500,000 by wire transfer to an account designated by the Seller within 3 business days after August 20, 2008, (b) deposit US $500,000 into the Escrow Account maintained by the Escrow Agent within 3 business days after August 20, 2008, and (c) deposit US $1,000,000 into the Escrow Account maintained by the Escrow Agent on or prior to November 30, 2008. On August 20, 2008, the Company delivered the US $500,000 to the Seller. As of September 30, 2008, the Company had not delivered the $500,000 to escrow.

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

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

If all of the Escrowed Cash and a portion of the Escrowed Shares have been released to the Seller as described above, then the balance of the Escrowed Shares (U.S. $5,000,000) will be released within 90 days following December 31, 2008 as follows based upon the audited gross revenues of the Advertising Entity for the period from June 1, 2008 through December 31, 2008 (the "2008 Revenues"): (a) if the 2008 Revenues equal 90% or more of RMB 8.75 million, then all of the remaining Escrowed Shares will be released to the Seller; (b) if the 2008 Revenues equal less than 90% but more than 60% of RMB 8.75 million, then the Seller is entitled to receive a portion of the Escrowed Shares based upon the amount of the 2008 Revenues determined by a formula set forth in the Purchase Agreement, and the Purchaser is entitled to receive the balance; and (c) if the 2008 Revenues are less than or equal to 60% of RMB 8.75 million, then the remaining Escrowed Shares will be returned to the Purchaser.

After the closing of the Purchase, the Company became the indirect beneficiary of several agreements entered into by the Company's affiliates.

In connection with the closing of the Purchase, Legend Media (Beijing) Consulting Co., Ltd., a wholly-owned foreign enterprise registered in China which is wholly-owned by the Target through its Hong Kong subsidiary, Legend Media Tianjin Investment Company HK Limited (the "Consulting Entity"), entered into an Exclusive Technical, Operational, Business Consulting and Services Agreement (the "Service Agreement") with the Advertising Entity and the Shareholders pursuant to which the Consulting Entity became the exclusive provider of technical, operational, business consulting and other services to the Advertising Entity in exchange for a service fee and bonus as described in more detail in the Service Agreement. The term of the Service Agreement is 10 years with an automatic renewal for another 10-year term unless a party provides written notice that it does not wish to renew the Service Agreement. The Advertising Entity agreed to several important covenants in the Service Agreement, including (but not limited to), agreeing not to appoint any member of the Advertising Entity's senior management without the Consulting Entity's consent and to grant the Consulting Entity certain informational rights. In addition, in the Service Agreement, one of the Shareholders: (a) pledged his 80% equity interest in the Advertising Entity to the Target as a guarantee of the Advertising Entity's fulfillment of its obligations under the Service Agreement; (b) granted to the Target or its designee an option to purchase any or all of his 80% equity interest in the Advertising Entity at nominal value; and (c) agreed not to dispose of or encumber his 80% equity interest in the Advertising Entity without the Target's prior written consent.

The Target also entered into an Operating Agreement (the "Operating Agreement") with the Advertising Entity and the Shareholders to secure the performance of the parties' obligations under the Service Agreement. Pursuant to the terms of the Operating Agreement: (a) the Advertising Entity agreed not to, and the Shareholders agreed not to cause the Advertising Entity to, conduct any transactions which may have a material adverse effect on the Advertising Entity's assets, obligations, rights or operations without the Target's prior written consent; (b) the Advertising Entity and the Shareholders granted the Target certain informational rights; (c) the Advertising Entity and the Shareholders agreed to submit the Advertising Entity's annual budget and monthly cash requirement plans to the Target for approval, obtain the Target's approval for withdrawals from the Advertising Entity's bank accounts, and accept corporate policies and guidance from the Target with respect to the appointment and dismissal of senior management, daily operations and management and financial administrative systems; (d) the Advertising Entity and the Shareholders agreed to appoint or cause to be appointed the individuals nominated by the Target to become directors, general manager, chief financial officer or other senior management of the Advertising Entity; and (e) one of the Shareholders unilaterally entered into an Authorization Agreement (the "Authorization Agreement") pursuant to which he authorized Jeffrey Dash, the Company's Chief Executive Officer, to exercise such Shareholder's voting rights with respect to shares of the Advertising Entity at the Adverting Entity's shareholders' meeting. The term of the Operating Agreement is 10 years with an automatic renewal for another 10-year term unless a party provides written notice that it does not wish to renew the Service Agreement. The term of the Authorization Agreement is 10 years but it terminates automatically upon the earlier termination of the Service Agreement.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Also in connection with the closing of the Purchase, the Purchaser entered into a Revenue Assignment Agreement (the "Revenue Agreement") with Beijing Hongteng Lianguang Advertising Co., Ltd. ("Hongteng"), the Advertising Entity and the Shareholders. The Shareholders are the sole shareholders of Hongteng. Pursuant to the Revenue Agreement, Hongteng agreed to, and the Shareholders agreed to cause Hongteng to, assign any and all of the benefits (financial or otherwise) generated by an identified advertising agreement (the "Old Advertising Agreement"), and all advertising sales contracts entered into pursuant to the Old Advertising Agreement, to the Advertising Entity until the date on which the Advertising Entity enters into the New Advertising Agreement.

The following pro forma financial information presents the consolidated operations of the Company as if the above mentioned acquisition had occurred on July 1, 2007. The operations of the acquired business commenced on April 1, 2008.

For the year ended June 30, 2008:

Net Revenue	$397,570
Gross profit	$184,710
Loss from operations	$(2,849,896)
Minority Interest in Subsidiaries	$271,711
Net loss	$(3,062,925)
Basic loss per share	$(0.67)

The purchase price was valued based on the estimated value of $2,174,428 for a contract that grants exclusive use of the minutes. The contact is with the Tianjin FM 92.5 radio station. The contract provides 54 minutes per day, 19,710 minutes per year. The channel is actually Beijing based and through a relay facility aired in Tianjin. Legend Media’s contract is with the Beijing channel’s exclusive agent. The value was derived as the net present value of the contract’s EBITDA over the contract’s term from May 30, 2008 through December 31, 2010, using a discount rate of 10%. The amortization period on this contract is 31 months, based on the duration of the Old Advertising Agreement plus the two-year term of the New Advertising Agreement. Amortization on this contract at June 30, 2008 of $69,742 has been included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive loss.

The remainder of the purchase price of $6,999,353 has been allocated to an exclusivity agreement signed with Ju Baochun. Mr. Baochun, through a company he owns and operates, is the 80% owner of Music Radio Limited, which is the 20% owner of the post-acquisition VIE, Tianjin Yinse Lingdong Advertising Company, Ltd. See Note 9. Mr. Baochun is a valuable partner with significant experience in the radio industry that has the ability to locate and acquire additional radio advertising contracts direct with the radio stations, provide access to deep customer relationships, and provide the leadership that would be a foundation for the Company’s future expansion in China. Mr. Baochun signed an exclusivity agreement, whereby he is prohibited from:

•	The borrowing of money from any third party or the assumption of any debt;
•	The sale to any third party or the acquisition from any third party of any assets, including, without limitation, any intellectual rights;
•	The imposition of any security interests for the benefit of any third party through collateralization of its assets;
•	The assignment to any third party of the agreement entered into by it; and
•	The sale, transfer and disposition of any license held by the Company.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

The term of the agreement is 10 years, beginning May 30, 2008. As such, the Company is amortizing the contract value over its 10-year life. Amortization on this contract at June 30, 2008 of $57,994 has been included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive loss. See Note 12.

Note 13 – Related Party Transactions

Beijing Hongteng Lianguang Advertising Co., Ltd.

In connection with the closing of the Purchase of Legend Media Tianjin Investment Company (See Note 12), the Purchaser entered into a Revenue Assignment Agreement (the "Revenue Agreement") with Beijing Hongteng Lianguang Advertising Co., Ltd. ("HTLG"), the Advertising Entity and the Shareholders, effective June 1, 2008. The Shareholders, Ju Baochun and Xue Wei, are the sole shareholders of HTLG and also control a 20% interest in Tianjin Yinse Lingdong Adertising Company, Ltd. See Note 9.

The revenue assignment entitles the Company to the rights on contracts acquired from Tianjin Lingdong Yinse Advertising Company, Ltd. See Note 12. The Company is responsible for paying these costs of the advertising minutes on these contracts, as well as their sales and marketing costs. In connection with this, the Company pays advertising minutes contract costs of 208,833 RMB per month to HTLG as pass-through to the counterparties in the contracts, as well as a fixed portion of 105,000 RMB per month and variable portion of 15% of revenues earned and collected per month. The Company has incurred the following expenses payable to HTLG in the current year with respect to this agreement (from the May 30, 2008 date of acquisition):

Advertising minutes contract cost	$30,144
Sales and marketing contract cost, fixed	15,192
Sales and marketing contract cost, variable	24,594
Total expenses to HTLG	$69,930

The Company has recognized $140,080 in payables to HTLG, and has classified the amount as part of other payables in the accompanying consolidated balance sheet at June 30, 2008. Additionally, the Company has recognized $41,669 as part of accrued liabilities in the accompanying balance sheet at June 30, 2008 relating to accrued commissions payable to HTLG from the revenue agreement. The Company has also recognized $155,970 related to the revenue rights agreement in the accompanying consolidation statements of operations and other comprehensive loss for the year ended June 30, 2008.

ARC Investment Partners

ARC Investment Partners (“ARC”) is an investment firm whose members own 1,300,000, or 12.8% of the Company’s outstanding common stock. ARC has performed various consulting services for the Company during the year ended June 30, 2008. The Company has recorded $8,073 for these services in its consolidated statements of operations and other comprehensive loss within general and administrative expenses for the year ended June 30, 2008.

RMK Emerging Growth

RMK Emerging Growth (“RMK”) is a fund controlled by a shareholder who is also the CEO of ARC. RMK issued a note to the Company in February and March 2008 for a total note issued of $375,733. The outstanding balance at June 30, 2008 of $307,294 has been classified as related party note payable, net of discount of $68,439 in the accompanying balance sheet. See Note 7.

Note 14 – Income Taxes

Net operating losses for tax purposes of approximately $2,000,000 at June 30, 2008 are available for carryover in the PRC. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. When we demonstrate a history of profitable operation we will reduce our valuation allowance at that time.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended June 30, 2008 and 2007follows:

	2008	2007
U.S. statutory tax rate	(34)%	0%
Tax rate difference	9%	0%
Utilization of net operating loss	0%	0%
Valuation allowance	25%	0%
Effective income tax rate	0%	0%

Significant components of deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carryforwards	$500,000
Valuation allowance	(500,000)
Net deferred tax assets	$-

The Company adopted FIN No. 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at June 30, 2008, that would, if recognized, affect the effective tax rate.

Note 15 – Commitments and Contingencies

None.

Note 16 - Subsequent Events (unaudited)

Acquisition of News Radio Limited

On July 21, 2008, the Company closed a transaction pursuant to which Well Chance Investments Limited, its wholly-owned subsidiary and a British Virgin Islands company (the "Purchaser"), purchased (the "Purchase") 100% of the common stock of News Radio Limited, a British Virgin Islands company (the "Target"). The transaction occurred pursuant to the terms of a Share Purchase Agreement (the "Purchase Agreement") that the Company entered into on June 4, 2008 with the Purchaser and all of the shareholders of the Target (the "Sellers"). As a result of the acquisition, the Company obtained control of the following subsidiaries of Legend Media News Radio Limited:

•	CRI News Radio Limited (100%-owned)
•	Legend Media (Beijing) Information and Technology Co., Ltd. (100%-owned)
•	Beijing Maihesi Advertising International Co., Ltd. (90%-controlled as VIE)

At the closing of the Purchase, the Purchaser delivered to the Sellers shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), with an aggregate value of 2,000,000 Chinese Renminbi ("RMB") (On June 5, 2008, this was approximately $287,728 based on the currency exchange rate on that date. Subsequently on July 21, 2008, the acquisition was closed and the amount was settled at approximately $293,760 based on the currency exchange rate on that date. The change from June 5, 2008 to July 21, 2008 in USD is due to the change in the currency exchange rate) based on the weighted average trading price of the Common Stock for the 30 trading days immediately before June 4, 2008 (68,388 shares were actually delivered). In addition, (i) within 28 days after closing of the Purchase, the Purchaser is obligated to deliver RMB 5,250,000 (On June 5, 2008, this was approximately $755,287 based on the currency exchange rate on that date. Subsequently on July 21, 2008, the acquisition was closed and the amount was settled at approximately $771,120 based on the currency exchange rate on that date. The change from June 5, 2008 to July 21, 2008 in USD is due to the change in the currency exchange rate) to an account of the Sellers' designation and (ii) within 90 days after closing of the Purchase, the Purchaser is obligated to deliver RMB 1,600,000 (On June 5, 2008, this was approximately $230,182 based on the currency exchange rate on that date. Subsequently on July 21, 2008, the acquisition was closed and the amount was settled at approximately $235,008 based on the currency exchange rate on that date. The change from June 5, 2008 to July 21, 2008 in USD is due to the change in the currency exchange) to an account of the Sellers' designation.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

In addition, the Sellers will receive additional, performance-based consideration within 30 days of year-end 2008, 2009 and 2010 based on the net revenues and net income for such periods of Beijing Maihesi Advertising International Co., Ltd., a company limited by shares, organized in the People’s Republic of China and wholly-owned by the Sellers (the "Advertising Entity"), as follows: (a) if for the seven-month period ending December 31, 2008, net revenues equal or exceed 90% of RMB 12,000,000 and net income equals or exceeds RMB 0, the Sellers will receive shares of the Company’s common stock with an aggregate value of RMB 2,500,000 (approximately $359,660 based on the currency exchange rate on June 5, 2008) with a price per share equal to the weighted average trading price for the 30 trading days immediately prior to the date such amount becomes payable; (b) if for the 12-month period ending December 31, 2009, net revenues equal or exceed 80% of RMB 30,000,000 and net income equals or exceeds RMB 6,000,000, the Sellers will receive RMB 4,000,000 (approximately $575,457 based on the currency exchange rate on June 5, 2008) in the form of cash, the number of shares of the Company’s common stock as determined by a price per share equal to the weighted average trading price for the 30 trading days immediately prior to the date such amount becomes payable, or a combination of the two, at the election of the Sellers; and (c) if for the 12-month period ending December 31, 2010, net revenues equal or exceed 80% of RMB 34,000,000 and net income equals or exceeds RMB 8,000,000, the Sellers will receive RMB 8,000,000 (approximately $1,150,914 based on the currency exchange rate on June 5, 2008) in the form of cash, the number of shares of the Company’s common stock as determined by a price per share equal to the weighted average trading price for the 30 trading days immediately prior to the date such amount becomes payable, or a combination of the two, at the election of the Sellers. Pursuant to the terms of the Purchase Agreement, the Purchaser and the Sellers will mutually select an impartial auditor to audit and determine, according to U.S. generally accepted accounting principles, the Advertising Entity's net revenues and net income for the relevant time-periods.

After the closing of the Purchase, the Company became the indirect beneficiary of several agreements entered into by the Company's affiliates.

In connection with the closing of the Purchase, CRI News Radio Limited, a Hong Kong company wholly owned by the Target, through its subsidiary, a company organized in the People's Republic of China, Legend Media (Beijing) Information and Technology Co., Ltd. (the "Consulting Entity"), entered into an Exclusive Technical, Operational, Business Consulting and Services Agreement (the "Service Agreement") with the Advertising Entity and the Sellers pursuant to which the Consulting Entity became the exclusive provider of technical, operational, business consulting and other services to the Advertising Entity in exchange for a service fee and bonus as described in more detail in the Service Agreement. The term of the Service Agreement is 10 years with an automatic renewal for another 10-year term unless a party provides written notice that it does not wish to renew the Service Agreement. The Advertising Entity agreed to several important covenants in the Service Agreement, including (but not limited to), agreeing not to appoint any member of the Advertising Entity's senior management without the Consulting Entity's consent and to grant the Consulting Entity certain informational rights. In addition, in the Service Agreement, each of the Sellers: (a) pledged his 100% equity interest in the Advertising Entity to the Consulting Entity as a guarantee of the Advertising Entity's fulfillment of its obligations under the Service Agreement; (b) granted to the Consulting Entity or its designee an option to purchase any or all of his equity interest in the Advertising Entity at nominal value; and (c) agreed not to dispose of or encumber any of his equity interest in the Advertising Entity without the Consulting Entity's prior written consent.

The Consulting Entity also entered into an Operating Agreement (the "Operating Agreement") with the Advertising Entity and the Sellers to secure the performance of the parties' obligations under the Service Agreement. Pursuant to the terms of the Operating Agreement: (a) the Advertising Entity and the Sellers agreed not to cause the Advertising Entity to, conduct any transactions which may have a material adverse effect on the Advertising Entity's assets, obligations, rights or operations without the Consulting Entity's prior written consent; (b) the Advertising Entity and the Sellers granted the Consulting Entity certain informational rights; (c) the Advertising Entity and the Sellers agreed to submit the Advertising Entity's annual budget and monthly cash requirement plans to the Consulting Entity for approval, obtain the Consulting Entity's approval for withdrawals from the Advertising Entity's bank accounts, and accept corporate policies and guidance from the Consulting Entity with respect to the appointment and dismissal of senior management, daily operations and management and financial administrative systems; (d) the Advertising Entity and the Sellers agreed to appoint or cause to be appointed the individuals nominated by the Consulting Entity to become directors, general manager, chief financial officer or other senior management of the Advertising Entity; and (e) the Sellers unilaterally entered into Authorization Agreements (the "Authorization Agreements") pursuant to which each of the Sellers authorized Jeffrey Dash, the Company's Chief Executive Officer, to exercise such Sellers' voting rights with respect to shares of the Advertising Entity at the Adverting Entity's shareholders' meeting. The term of the Operating Agreement is 10 years with an automatic renewal for another 10-year term unless a party provides written notice that it does not wish to renew the Service Agreement. The term of each of the Authorization Agreements is 10 years but it terminates automatically upon the earlier termination of the Service Agreement.

The purchase price was determined based on the estimated value of a contract acquired for advertising rights on the Beijing FM 90.5 radio station. The Company acquired News Radio Limited in accordance with its growth strategy in the PRC radio advertising distribution business. The acquisition gives the Company effective control of the PRC-based company that has the exclusive sales contract for the Beijing, PRC based radio channel FM 90.5. Beijing is a metropolis in northern PRC with a population of over 17 million. As with Tianjin, it is one of four municipalities in the PRC with status as a province in the PRC’s administrative structure. Beijing is the PRC’s second largest city, after Shanghai, and is recognized as the political, edicational, and cultural center of the PRC. Beijing has a rapidly developing economy with an expanding affluent population. Beijing is of strategic importance to the Company’s objective of building a market leading brand position in the radio advertising industry. The exclusive sales contract for Beijing FM 90.5 is for four years (two years plus a two year option) and grants the Company, through its operating affiliate, Beijing Maihesi International Advertising Co., Ltd., the right to be the exclusive advertising agent for the channel, under which the Company has the exclusive rights to manage and sell all advertising minutes for the radio station. The contract provides the Company with an additional 45,990 of radio advertising minutes per year. The exclusive rights to sell advertising also extend to program sponsorship which the Company expects will provide additional advertising inventory for sale. The exclusive sales contract was originally entered into by News Radio Limited in May 2008 so as of July 3, 2008 the business was still in start-up phase but in the process of opening an office and expanding staff. The Company plans to hire its own staff while sill using third party sales and marketing companies in an effort to maximize first year performance. The exclusive contract for Beijing FM 90.5 is with a subsidiary of China Radio International, the owner of the radio channel. As part of the exclusive sales agreement, the Company, through its operating affiliate, is provided with the first right of refusal to be the to be the exclusive agent for Beijing FM 90.5 as it expands its content to frequencies outside of Beijing.

Management is currently in the process of finalizing its allocation of the purchase price, although management believes that most of the allocation will go to the Beijing FM 90.5 contract. The contract will be amortized over a two-year life, based on the initial contract term.

LEGEND MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Beijing Guo Guangrong Advertising Agreement

On August 4, 2008, Beijing Merci International Advertising Co., Ltd (the "Company's Affiliate"), a company organized in the People’s Republic of China and an affiliate of Legend Media, Inc. (the "Company"), entered into an Exclusive Advertising Rights Agreement (the “Advertising Rights Agreement”) with Beijing Guo Guangrong Advertising Co., Ltd. pursuant to which the Company's Affiliate agreed to acquire 45,990 advertising minutes per year on FM107.1, a news and entertainment radio station that broadcasts to the Shenzhen region of China. The Advertising Rights Agreement closed on August 31, 2008.

The annual cost for the advertising minutes is 4,600,000 Chinese Renminbi ("RMB") (which, as of the date hereof, equates to approximately $675,000) for the first year of the term of the Advertising Rights Agreement. The annual cost for the advertising minutes will increase annually by 15% for each year of the term of the Agreement. The Company's Affiliate has an option to extend the initial two-year term of the Advertising Rights Agreement for an additional two-year term. The Company's Affiliate is required to deposit 1,050,000 RMB (which, as of the date hereof, equates to approximately $150,000) towards the first year cost of the advertising minutes.

Unregistered Sale of Series A Convertible Preferred Stock

On August 29, 2008, the Company completed the sale of 625,000 shares of the Company's Series A Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock"), and warrants (the "Warrants") to purchase 300,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), to Maoming China Fund ("Maoming") for gross proceeds to the Company of $1,500,000 in cash. The sale of the Preferred Stock and Warrants (the "Offering") occurred pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement") dated March 31, 2008, between the Company and Maoming, as previously disclosed in the Company's Current Report on Form 8-K filed with the Securities Exchange Commission (the "SEC") on April 4, 2008. The Offering closed in connection with the Company’s previously announced acquisition of its second media advertising business operating in the People's Republic of China, News Radio Limited.

The Warrants are immediately exercisable at an exercise price of $2.50 per share until August 28, 2011 (the "Expiration Date") and are exercisable on a cashless basis at any time after August 29, 2009 and until the Expiration Date if the Common Stock underlying the Warrants has not been registered with the SEC by such date.

In accordance with the terms of the Purchase Agreement, Maoming is obligated to purchase an additional 208,333 shares of Preferred Stock and additional warrants to purchase 100,000 shares of Common Stock for $500,000. The Company expects these securities to be issued on an as-needed basis.

Agreement with Beijing Merci International Advertising Company, Limited

On August 4, 2008, Beijing Merci International Advertising Co., Ltd (the "Company's Affiliate"), a company organized in the People’s Republic of China and an affiliate of Legend Media, Inc. (the "Company"), entered into an Exclusive Advertising Rights Agreement (the “Advertising Rights Agreement”) with Beijing Guo Guangrong Advertising Co., Ltd. pursuant to which the Company's Affiliate agreed to acquire 45,990 advertising minutes per year on FM107.1, a news and entertainment radio station that broadcasts to the Shenzhen region of China. The Advertising Rights Agreement closed on August 31, 2008.

The annual cost for the advertising minutes is 4,600,000 Chinese Renminbi ("RMB") (which, as of the date hereof, equates to approximately $675,000) for the first year of the term of the Advertising Rights Agreement. The annual cost for the advertising minutes will increase annually by 15% for each year of the term of the Agreement. The Company's Affiliate has an option to extend the initial two-year term of the Advertising Rights Agreement for an additional two-year term. The Company's Affiliate is required to deposit 1,050,000 RMB (which, as of the date hereof, equates to approximately $150,000) towards the first year cost of the advertising minutes.