Form 10-Q
period 2008-09-30
Legend Media, Inc.
filed 2008-11-19
CIK 1367993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission file number 333-138479

LEGEND MEDIA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0602435
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

9663 Santa Monica Blvd. #952, Beverly Hills, CA 90210
(Address of Principal Executive Offices )
(310) 933-6050
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

As of November 19, 2008 the registrant had 10,339,755 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 (unaudited) and June 30, 2008

ASSETS

	September 30,	June 30,
	2008	2008
	(unaudited)
CURRENT ASSETS:
Cash & cash equivalents	$2,146,727	$2,583,346
Accounts receivable	74,082	64,493
Unbilled accounts receivable	393,373	195,680
Vendor deposits	24,578	17,463
Prepaid expense	70,062	100,951
Deferred costs	292,910	-
Other receivables	3,712	-

Total current assets	3,005,444	2,961,933

Transaction deposits	674,443	500,000

Property and equipment, net	74,311	16,760

Intangible assets, net	9,654,788	9,045,310

TOTAL ASSETS	$13,408,986	$12,524,003

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$211,282	$97,313
Accrued liabilities	426,451	356,791
Accrued interest	289,104	282,686
Unearned revenue	279,248	12,979
Short term notes payable, net of discount of $0 and $100,364, respectively	56,000	315,636
Related party note payable, net of discount of $68,439 and $40,330, respectively	335,403	307,294
Other payables	2,534,195	2,140,080

Total current liabilities	4,131,683	3,512,779

Commitments and contingencies	-	-

Non-controlling interest	18,531	6,215

STOCKHOLDERS' EQUITY
Preferred stock - 10,000,000 shares authorized,
par value $0.001, 1,875,000 and 1,250,000 shares issued and outstanding
at September 30, 2008 and June 30, 2008, respectively	1,875	1,250
Common stock - 50,000,000 shares authorized,
par value $0.001, 10,339,755 and 10,235,328 shares issued and outstanding
at September 30, 2008 and June 30, 2008, respectively	10,339	10,235
Additional paid-in capital	12,863,171	10,932,114
Other comprehesive income	74,486	75,236
Accumulated deficit	(3,691,099)	(2,013,826)
Total stockholders' equity	9,258,772	9,005,009

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,408,986	$12,524,003

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
For the three months ended September 30, 2008 and 2007 (unaudited)

	Three Months Ended September 30,
	2008	2007

Net revenue	$553,938	-

Cost of revenue	572,864	-

Gross loss	(18,926)	-

Operating expenses:
Selling expenses	187,800	-
General and administrative expenses	781,719	-

Loss from operations	(988,445)	-

Non-operating income (expense):
Depreciation and amortization expense	(410,642)	-
Interest income	183	-
Interest expense	(169,868)	-
Related party interest expense	(95,022)	-
Loss on disposal of fixed assets	-	-
Non-controlling interest in (income) loss from variable interest entity	(12,732)	-
Foreign exchange gain (loss)	3,124	-
Other expense	(152)	-

Total non-operating income (expense)	(685,109)	-

Loss before income tax	(1,673,554)	-

Income tax	3,719	-

Net loss	(1,677,273)	-

Other comprehensive income
Foreign currency translation loss	(750)	-

Comprehensive loss	$(1,678,023)	$-

Weighted average shares outstanding :
Basic	10,315,918	1,200,000
Diluted	10,315,918	1,200,000

Loss per share:
Basic	$(0.16)	$-
Diluted	$(0.16)	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2008 and 2007 (unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,677,273)	$-
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	410,642	-
Amortization of debt discounts	128,473	-
Fair value of stock options under SFAS 123R	137,986	-
Earnings from minority interest in subsidiary	12,732	-
Barter revenues	(86,927)	-
Barter expenses	60,787	-
Changes in operating assets and liabilities:
Accounts receivable	2,453	-
Unbilled receivables	(196,110)	-
Vendor deposits	(7,115)	-
Prepaid expenses	37,168	-
Other receivables	(431)	-
Other assets	1,716	-
Deferred costs	(310,125)	-
Accounts payable	107,659	-
Accrued liabilities	63,709	-
Other payables	186,909	-
Unearned revenue	352,399	-
Accrued interest	6,418	-

Net cash used in operating activities	(768,930)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(55,584)	-
Payment on acquisition of Music Radio Limited	(500,000)	-
Cash paid for acquisition of News Radio Limited	(249,990)
Cash acquired in acquisition of News Radio Limited	286	-

Net cash used in investing activities	(805,288)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(360,000)	-
Proceeds from sale of convertible preferred stock	1,500,000	-

Net cash provided by financing activities	1,140,000	-

Effect of exchange rate changes on cash and cash eqiuvalents	(2,401)	-

NET DECREASE IN CASH & CASH EQUIVALENTS	(436,619)	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,583,346	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,146,727	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$130,000	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Issuance of common shares for purchase of News Radio Limited	$293,800	$-
Amount payable for acquisition of News Radio Limited	$256,275	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Legend Media, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending June 30, 2009.

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

Today, the Company is building a consumer advertising network in China focused on the Chinese radio advertising industry. On May 30, 2008, the Company completed a Share Purchase Agreement with Music Radio Limited, a British Virgin Islands company (the "Seller"), and all of the shareholders of the Seller pursuant to which the Company agreed to purchase 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Seller. On that date, the Company gained effective control of the exclusive sales contract for the Tianjin, China based radio channel. The exclusive sales contract provides the Company with 19,710 minutes per year of advertising space. The contract is up for renewal this year and expires December 31, 2008. However, as provided in the Share Purchase Agreement, as amended, a portion of the escrowed consideration for the transaction will not be paid to the sellers unless the contract is renewed. The channel reaches over 11.5 million people in the Tianjin area. Because the region is one of the most economically developed and urbanized in the PRC, the Company believes that the radio station is well situated to take advantage of the expanding middle and upper class in the PRC. Provided that a portion of the escrowed consideration is released upon renewal of the exclusive sales contract, the balance of the escrowed consideration will be released based on certain financial benchmarks set forth in the Share Purchase Agreement.

On July 21, 2008, the Company closed a transaction pursuant to which Well Chance Investments Limited, its wholly owned subsidiary and a British Virgin Islands company (the "Purchaser"), purchased 100% of the common stock of News Radio Limited, a British Virgin Islands company (the "Target"). The transaction occurred pursuant to the terms of a Share Purchase Agreement that the Company entered into on June 4, 2008 with the Purchaser and all of the shareholders of the Target (the "Sellers"). The closing gives Legend Media effective control of the PRC-based company that has the exclusive sales contract for the Beijing, PRC based radio channel FM 90.5. Beijing is a metropolis in northern PRC with a population of over 17 million. As with Tianjin, it is one of four municipalities in the PRC with status as a province in the PRC's administrative structure. Beijing is the PRC's second largest city, after Shanghai, and is recognized as the political, educational, and cultural center of the PRC. Beijing has a rapidly developing economy with an expanding affluent population. In 2007, retail sales in Beijing exceeded $55 billion.

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

Going Concern

The accompanying combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying combined financial statements for the three months ended September 30, 2008, the Company has incurred a loss of $1,677,273 and has a working capital deficit of $1,126,239 as of September 30, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Reclassification

Certain prior period account descriptions have been reclassified to conform to the three months ended September 30, 2008 presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Legend Media, Inc. and its subsidiaries as follows:

Subsidiary	Place Incorporated	% Owned
Well Chance	United States	100
Legend Media Investment Company Limited	PRC	80
Three subsidiaries of Legend Media Investment Company Limited
Legend Media Tianjin HK Limited	PRC	80
Legend Media (Beijing) Consulting Company Limited	PRC	80
Tianjin Yinse Lingdong Advertising Company, Limited	PRC	80*
News Radio Limited	PRC	100
Three subsidiaries of News Radio Limited
CRI News Radio Limited	PRC	100
Legend Media (Beijing) Information and Technology Co., Ltd.	PRC	100
Beijing Mahiesi Advertising International Co., Ltd.	PRC	100*

*Variable Interest Entities: See heading below “Variable Interest Entities.”

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Unbilled Accounts Receivable

At times the Company will record receivables, which have not yet been invoiced, from revenues on advertising contracts. These receivables are recorded in the accompanying consolidated balance sheets as unbilled accounts receivable until invoiced. The unbilled accounts receivable balance at September 30, 2008 and June 30, 2008 was $393,373 and $195,680, respectively.

Prepaid Expenses

Prepaid expenses consist of prepayments for legal and consulting services. Prepaid expenses are amortized over the period in which the services are performed.

Property, Plant and Equipment

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

Computer Equipment	3 years
Office equipment and furniture	3 years
Leasehold improvements	1 year

The following are the details of the property and equipment:

	September 30, 2008	June 30, 2008
Computer equipment	$48,121	$5,278
Office equipment and furniture	22,958	4,339
Leasehold improvements	8,457	8,573
	$79,536	$18,190
Less: Accumulated depreciation	(5,225)	(1,430)
	$74,311	$16,760

Depreciation expense was $3,924 for the three months ended September 30, 2008.

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 and June 30, 2008, there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of contract rights purchased in the acquisition of Legend Media Tianjin Investment Company, the entity controlling the advertising rights to Tianjin FM 92.5 on May 30, 2008 and the acquisition of News Radio Limited, the entity controlling the advertising rights to Beijing FM 90.5 and Shenzhen FM 107.1, on July 21, 2008.

Intangible assets consist of the following at September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008

FM 92.5 Contract rights	$2,174,428	$2,174,428
Exclusivity agreement	6,999,353	6,999,353
FM 90.5 Contract rights	1,016,196	-
	10,189,977	9,173,781
Less Accumulated amortization	(535,189)	(128,471)

Intangibles, net	$9,654,788	$9,045,310

The FM 92.5 contract rights primarily arise from an exclusive contract acquired in connection with the acquisition of Music Radio Limited, which is being amortized over 31 months, the contract period, beginning on June 1, 2008, based on the duration of the existing advertising agreement that expires December 31, 2008 plus the expected two-year renewal of the advertising agreement. The contact is with the Tianjin FM 92.5 radio station. The contract provides 54 minutes per day or 19,710 minutes per year. The channel is Beijing based and through a relay facility airs in Tianjin. Legend Media’s contract is with the Beijing channel’s exclusive agent, which has a national exclusive contract with the channel. The exclusive agent has subcontracted the rights for the Tianjin market to Legend Media. The value was derived as the net present value of the contract’s earnings before interest, tax, depreciation and amortization (“EBITDA”) over the contract’s expected term from May 30, 2008 through December 31, 2010, using a discount rate of 15%. Amortization expense on this contract for the three months ending September 30, 2008 of $165,474 has been included in depreciation and amortization expense in the accompanying consolidated statements of operations and other comprehensive loss.

The remainder of the purchase price of $6,999,353 was allocated to an Operating Agreement among Legend Media (Beijing) Consulting Co., Ltd., Tianjin Yinse Lingdong Advertising Co., Ltd. and Ju Baochun entered into in connection with the Music Radio Limited acquisition. Mr. Baochun, through a company he owns and operates, is the 80% owner of Music Radio Limited, which is the 20% owner of the post-acquisition variable interest entity ("VIE"), Tianjin Yinse Lingdong Advertising Co., Ltd. Pursuant to the terms of the Operating Agreement, Tianjin Yinse Lingdong Advertising Co., Ltd. and Mr. Baochun are prohibited from:

•	Borrowing money from any third party or assuming any debt;
•	Selling to any third party or acquiring from any third party any assets, including, without limitation, any intellectual rights;
•	Granting any security interests for the benefit of any third party through collateralization of Tianjin Yinse Lingdong Advertising Co., Ltd.'s assets;
•	Assigning to any third party the Operating Agreement entered into by Tianjin Yinse Lingdong Advertising Co., Ltd.'s; and
•	Selling, transferring and disposing of any license held by Tianjin Yinse Lingdong Advertising Co., Ltd.

The FM 90.5 contract rights primarily relate to an exclusive contract acquired in connection with the acquisition of News Radio Limited, and the contract is being amortized over the 48 month contract period, beginning on July 1, 2008. The contact is with the Beijing FM 90.5 radio station and provides 126 advertising minutes per day or 45,990 minutes per year. The value was derived as the costs of the News Radio Limited to enter into the contract. Amortization expense on this contract for the three months ending September 30, 2008 of $56,526 has been included in amortization expense in the accompanying consolidated statements of operations and other comprehensive loss. See Note 12.

Amortization expense for the Company’s intangible assets for the three months ended September 30, 2008 was $406,718.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104. The Company purchases advertising inventory in the form of airtime, the unit being minutes, from radio stations. The Company then distributes these minutes under various sales agreements. We recognize advertising revenue over the term of each sales agreement, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Barter revenue for the three months ended September 30, 2008 and 2007 was $86,297 and $0, respectively. Barter expense for the three months ended September 30, 2008 and 2007 was $60,787 and $0, respectively.

Under PRC regulations, the Company is required to pay certain taxes on revenues generated. These taxes include:
•	5% business tax
•	3% construction tax
•	7% education tax
•	3% urban development tax
•	1% flood insurance tax

The Company has adopted a policy to recognize these taxes in general and administrative expenses in the period incurred.

Advertising Costs

The Company expenses the cost of advertising monthly according to the terms of the underlying contracts. The entire cost of the contract is expensed evenly over the term of agreement starting when the first time advertising is expected to take place. As the advertising inventory does not carry forward, all minutes are expensed whether sold or not. Advertising costs for the three months ended September 30, 2008 and 2007 were $181,491 and $0, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statements of operations and other comprehensive loss the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 1,040,000 options outstanding as of September 30, 2008.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheets. Such items, along with net income, are components of comprehensive income. The functional currency of the RMB. Translation gains of $74,486 at September 30, 2008 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets. During the three months ended September 30, 2008 and 2007, other comprehensive income in the consolidated statements of operations and other comprehensive loss included translation gains (losses) of ($750) and $0, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128 ("SFAS No. 128"), “Earnings Per Share.” Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were options to purchase 1,040,000 shares of common stock and warrants to purchase 1,180,294 and 880,294 shares of common stock outstanding as of September 30, 2008 and June 30, 2008, respectively.  For the three months ended September 30, 2008, the Company incurred a net loss in the accompanying statements of operations and other comprehensive loss of $1,677,273; therefore the effect of options and warrants outstanding is anti-dilutive during the three months ended September 30, 2008.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended September 30, 2008 and 2007:

	2008		2007
	Weighted Average Shares Outstanding	Per Share Amount	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share	10,315,918	$(0. 16)	1,200,000	$-
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	10,315,918	$(0.16)	1,200,000	$-

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Minority Interest in Subsidiaries

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited (the "Target"), a British Virgin Island company and a wholly owned subsidiary of Music Radio Limited, a British Virgin Islands company. As a result of this purchase, the Company recognized initial minority interest on its consolidated balance sheets in the amount of $15,524. The income (loss) attributed to minority interest has been separately designated in the accompanying statements of operations and other comprehensive loss. The Company recognized $12,732 in income attributed to minority interest in the accompanying statements of operations and other comprehensive loss for the three months ended September 30, 2008.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 (“FIN 46R”) to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

On May 30, 2008, the Company purchased 80% of the common stock of Music Radio Limited, and on July 21, 2008, the Company purchased 100% of the common stock of News Radio Limited. Due to certain restrictions imposed upon Chinese advertising companies, direct investment and ownership of media and advertising companies in the People’s Republic of China (“PRC”) is prohibited. Therefore, the Company acquired control of Tianjin Yinse Lingdong Advertising Company, Ltd. (through its purchase of Music Radio Limited), and the Company acquired control of Beijing Mahiesi Advertising International Co., Ltd. (through its purchase of News Radio Limited). The Company structured the Music Radio Limited and News Radio Limited transactions to comply with such restrictions.

The principal regulations governing foreign ownership in the advertising industry in China include:

•	The Catalogue for Guiding Foreign Investment in Industry (2004); and
•	The Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

These regulations set the guidelines by which foreign entities can directly invest in the advertising industry.  The regulations require foreign entities that directly invest in the China advertising industry to have at least two years of direct operations in the advertising industry outside of China.  Further, since December 10, 2005, 100% ownership in Chinese advertising companies is allowed, but the foreign company must have at least three years of direct operations in the advertising industry outside of China.

Because the Company has not been involved in advertising outside of China for the required number of years, the Company’s domestic PRC operating subsidiaries, which are considered foreign invested, are currently ineligible to apply for the required advertising services licenses in China.  The Company’s PRC operating affiliates hold the requisite licenses to provide advertising services in China and they are owned or controlled by PRC citizens designated by the Company.  The Company’s radio advertising business operates in China though contractual arrangements with consolidated entities in China.  The Company and its newly acquired PRC subsidiaries have entered into contractual arrangements with Tianjin Yinse Lingdong Advertising Company, Ltd., as well as Beijing Mahiesi Advertising International Co., Ltd. and their respective shareholders under which:

•
the Company is able to exert significant control over significant decisions about the activities of Tianjin Yinse Lingdong Advertising Company, Ltd. and Beijing Mahiesi Advertising International Co., Ltd.,

•
a substantial portion of the economic benefits and risks of the operations of Tianjin Yinse Lingdong Advertising Company, Ltd. and Beijing Mahiesi Advertising International Co., Ltd. have been transferred to the Company through a revenue assignment agreement, and

•
The equity owner of Tianjin Yinse Lingdong Advertising Company, Ltd. and Beijing Mahiesi Advertising International Co., Ltd. does not have the obligation to absorb the losses of Tianjin Yinse Lingdong Advertising Company, Ltd. or Beijing Mahiesi Advertising International Co., Ltd.

As the Company is able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks have been transferred to the Company, it has determined that the advertising entities, Tianjin Yinse Lingdong Advertising Company, Ltd. and Beijing Mahiesi Advertising International Co., meet the definition of a VIE. Further, the Company is considered to be the primary beneficiary of the risks and benefits of equity ownership of Tianjin Yinse Lingdong Advertising Company, Ltd. and Beijing Mahiesi Advertising International Co., and thus has consolidated these entities in its accompanying financial statements as of September 30, 2008.

Fair Value of Financial Instruments and Concentrations

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

As of September 30, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheets at fair value.

Recent Pronouncements

In December 2007, the SEC issued SAB 110, which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon the Registrant’s adoption of SFAS No. 123(R), the Company elected to use the simplified method to estimate the Company’s expected term.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company believes adopting SFAS No. 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In June 2008, the FASB issued EITF Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued FSP 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting FSP No.142-3 will have on its financial statements.

Note 3 - Going Concern

The accompanying combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying combined financial statements for the three months ended September 30, 2008, the Company has incurred a loss of $1,677,273 and has a working capital deficit of $1,126,239. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Note 4 - Deferred Costs and Unearned Revenues

Deferred costs and unearned revenues at September 30, 2008 arise from advertising costs and revenues recognized, but not incurred or earned, on barter transactions. The Company enters into barter transactions to exchange their own radio advertising inventory with other companies for other advertising media. Deferred costs amounted to $292,910 and $0 at September 30, 2008 and June 30, 2008, respectively. Unearned revenue of $279,248 and $0, respectively, has been recognized in the accompanying balance sheets at September 30, 2008 and June 30, 2008, representing the Company’s revenues unearned on barter transactions.

Note 5 - Transaction Deposits

Transaction deposits consisted of the following:

	September 30, 2008	June 30, 2008
Deposit for Music Radio Acquisition	$-	$500,000
FM 107.1 Shenzhen contract deposit	153,615	-
FM 90.5 Beijing contract deposits	520,828	-
Total	$674,443	$500,000

Note 6 - Accrued Liabilities

Accrued liabilities in the accompanying consolidated balance sheets at September 30, 2008 and June 30, 2008 consist of the following:

	September 30, 2008	June 30, 2008
Compensation	$180,792	$120,833
Revenue and tax levies	50,920	11,894
Legal fees	161,303	161,303
Commissions	10,777	41,669
Employee welfare expenses	1,567	-
Other accrued expenses	21,092	21,092
Total	$426,451	$356,791

Note 7 - Notes Payable

RMK Emerging Growth Opportunity Fund LP Note Agreement

On January 31, 2008, in connection with the share exchange agreement discussed under Note 1, Well Chance entered into a loan agreement by and between Well Chance and RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which Well Chance had the right to borrow $375,733 from RMK as a short term bridge loan. The advances on the loan occurred in February 2008, and are due one year from the date of the initial advance along with all applicable loan fees. Notwithstanding the foregoing, in the event of the issuance and sale of equity or equity-linked securities by Well Chance or the Company to investors (other than investors who are stockholders of Well Chance at the time of the loan), which issuance and sale results in gross proceeds to Well Chance of at least $3,000,000 prior to the maturity date, then full repayment of the loan amount, the loan fee and any additional loan fee owed to RMK as of the closing date of such financing (as calculated above) shall be payable by the Company to RMK no later than five business days after the closing date of the equity financing. On June 27, 2008, the Company raised $3,000,000 through an unregistered sale of its Class A Preferred Stock. As of September 30, 2008, the note had not been repaid and the full $375,733 principal balance and $161,899 of accrued interest is outstanding on the RMK note. The Company has classified the loan as short-term in the accompanying balance sheets.

In addition, pursuant to the loan agreement, Well Chance executed and delivered to RMK a security agreement to secure the repayment of the loan by granting RMK a continuing security interest in all presently existing and subsequently acquired assets and property of Well Chance of whatever nature and wherever located (except for any such assets for which, by the terms of any agreement in existence on the date of the loan agreement, does not permit the granting of a security interest, in which case Well Chance shall grant to RMK a security interest in all proceeds received by Well Chance generated by such assets). In connection with this loan the Company issued warrants to purchase 150,294 shares of common stock with an exercise price of $2.50 per share. See Note 10 for description of warrants.

The due date on this loan is January 30, 2009. Interest expense of $95,022 has been included in the accompanying statements of operations and other comprehensive loss for the three months ended September 30, 2008. Of the $375,733 original loan amount, the full $375,733 is outstanding and is classified as related party note payable in the amount of $335,403, net of debt discount of $40,330 in the accompanying September 30, 2008 consolidated balance sheets. RMK is a fund controlled by a shareholder who is also the CEO of ARC Investment Partners, a 12.8% owner of the Company. See Note 12.

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

Pursuant to the terms of the Kantor Loan and Blueday Loan, the Company must repay the loans plus applicable loan fees (described below) by June 30, 2008. If the Company repays the outstanding principal amount of each of the loans by April 1, 2008, then the loan fees will be $50,000 for the Kantor Loan and $125,000 for the Blueday Loan. Any partial repayments delivered to Mr. Kantor or Blueday after April 1, 2008 will be applied in accordance with a formula set forth in the applicable loan agreement by dividing such partial repayments between the outstanding principal amount, the outstanding loan fee, and the applicable additional loan fee due on the date of repayment. In the event that the Company does not pay a loan in full, including the outstanding loan fee, on or before April 1, 2008, then, in addition to the outstanding principal amount and loan fee due, the Company must also pay to Mr. Kantor and Blueday, as applicable, an additional loan fee based on a percentage of the outstanding principal amount of the loan at the time repayment is made. If the Company does not repay a loan by April 1, 2008 but repays such loan in full, including the outstanding loan fee, on April 2, 2008 or the 44-day period thereafter, the applicable additional loan fee will be 10% of the outstanding principal amount of the loan at the time repayment is made. The additional loan fee percentage amount is an additional 10% for each 45-day period subsequent to the initial 45-day period and will continue to accrue until the Company pays such loan in full. In the event that the Company does not repay a loan in full, including the outstanding loan fee and the applicable additional loan fee, on or before June 30, 2008, then the additional loan fee will continue to increase, and Mr. Kantor or Blueday will have the right to terminate the applicable loan agreement and declare any amounts owed on such loan due and payable. The Company has classified the Kantor Loan and the Blueday Loan as short-term in the accompanying balance sheets.

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

	Original Note Amount	Balance at September 30, 2008	Due Date
Kantor	$100,000	$33,000	August 31, 2008
Blueday	$250,000	$23,000	August 31, 2008
Gross notes payable	$350,000	$56,000
Debt discounts		-
Notes payable, net		$56,000

Interest expense was $169,868 for the three months ended September 30, 2008 in the accompanying statements of operations and other comprehensive loss.

Note 8 - Other Payables

Following is a summary of other payables at September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Advertising minutes contract costs	$624,305	$140,080
Deposit due for advertising rights for 107.1 FM	153,615	-
Payable for acquisition of Music Radio, Ltd. subsidiary group	1,500,000	2,000,000
Payable for acquisition of News Radio, Ltd. subsidiary group	256,275	-
Total	$2,534,195	$2,140,080

Advertising contract costs include both a variable portion, charged as a percentage of revenue earned and collected each month, as well as a fixed portion each month. They also include administrative costs incurred associated with the contracts. These costs have been incurred in connection with the acquisition of Legend Media Investment Company Limited, as well as News Radio Limited. The Company is responsible for paying the costs of the advertising minutes on these contracts, as well as their sales and marketing costs.

Deposit due for advertising rights for 107.1 FM arose from the exclusive advertising rights agreement with Beijing Merci International Advertising Co., Ltd. The Exclusive Advertising Rights Agreement closed on August 31, 2008. The exclusive contract gives Legend Media an additional 45,990 minutes of radio advertising targeting Shenzhen. In accordance with the agreement, the Company's Affiliate is required to deposit 1,050,000 RMB (which, at September 30, 2008, equates to $153,615) towards the first year cost of the advertising minutes. The Company has also recorded the amount of $153,615 for the amount to be deposited as a transaction deposit in the accompanying consolidated balance sheets at September 30, 2008. See Note 5.

Other payables at September 30, 2008 also include $1,500,000 payable to escrow as partial consideration for the May 30, 2008 acquisition of Legend Media Tianjin Investment Company Limited, a company that controls the radio advertising rights to Tianjin FM 90.5. Per the agreement, the Company agreed to pay $2,000,000 in cash to Music Radio, Ltd. upon the renewal of the Tianjin FM 90.5 agreement for at least 2 years. Further, the $2,000,000 was to be placed in escrow. Per a subsequent amendment to agreement, the Company paid $500,000 in cash to Music Radio, Ltd. and agreed to place only $500,000 in escrow. The remaining $1,000,000 is to be paid upon the renewal. As of the time of this report, no funds have been placed in escrow and the agreement has not been renewed. The Company expects the remaining $1,500,000 due Music Radio, Ltd.

Payable for acquisition of News Radio represents the amount owed to the seller of News Radio Limited under the July 21, 2008 purchase agreement at September 30, 2008. See Note 12.

Note 9 - Variable Interest Entity

At September 30, 2008, the Company consolidated the balance sheets and operations of Tianjin Yinse Lingdong Advertising Co., Ltd., the variable interest entity controlled under the Music Radio acquisition on May 30, 2008. On July 21, 2008, the Company completed the acquisition of News Radio Limited, and with the purchase the Company acquired control of Beijing Mahiesi Advertising International Co., Ltd., another variable interest entity. (See Note 12 for acquisition details.) These two variable interest entities have been consolidated with the Company’s financial statements at September 30, 2008.

The following is the condensed balance sheet of Beijing Mahiesi Advertising International Co., Ltd., the variable interest entity consolidated on the Company’s balance sheet in connection with the acquisition of News Radio Limited, as of the July 21, 2008 date of acquisition:

Assets:	Book value	Fair value
Cash	$286	$286
Accounts receivable	11,752	11,752
Prepaid expenses	6,292	6,292
Deferred costs	43,064	43,064
Other receivables	3,294	3,294
Fixed assets, net	5,480	5,480
Contract deposits	522,964	522,964
FM 90.5 Contract rights	-	1,016,196
Total Assets	$593,132	$1,609,328

Liabilities:
Accounts payable	$6,337	$6,337
Accrued expenses	5,658	5,658
Other payables	297,269	297,269
Total Liabilities	309,264	309,264

Equity	283,868	1,300,064
Total Liabilities and Equity	$593,132	$1,609,328

The intangible assets acquired have been recorded at fair value, as required under FIN 46R. The Company consolidated all balances in the accompanying September 30, 2008 consolidated balance sheets. The operations of the variable interest entity for the period from July 21, 2008 (date of acquisition) through September 30, 2008 have been included in the Company’s consolidated statements of operations and other comprehensive loss. See Note 12 for details of the acquisition.

Note 10 - Stock Options and Warrants

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

Following is a summary of the stock option activity:

	Number of options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of July 1, 2008	1,040,000	$2.88	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of September 30, 2008	1,040,000	$2.88	$-
Exercisable options:
June 30, 2008	194,224	2.69	-
September 30, 2008	262,103	$3.08	-

Warrants

Under the loan agreement with RMK mentioned in Note 8, at the closing of the share exchange agreement, the Company issued RMK a warrant to purchase 150,294 shares of the Company’s common stock. The warrant was exercisable upon issuance and is exercisable until the third anniversary of the issuance date of the warrant. The warrant exercise price is $2.50 per share. The relative fair value of the warrants was $108,261 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 90%. Of the $375,733 proceeds from the loan, the fair value of the warrants is recorded as debt discounts and will be amortized over the term of the loan.

On March 30, 2008, and pursuant to the terms of the Kantor Loan and Blueday Loan described in Note 8, the Company issued to Mr. Kantor and Blueday warrants to purchase 40,000 and 50,000 shares of the Company's common stock, respectively, at an exercise price of $2.50 per share, subject to adjustments under the terms of the warrants. The warrants are exercisable upon issuance and until the third anniversary of the issuance date of the warrants. The warrants may be exercised in a cashless manner. The relative fair value of the warrants issued in connection with the Kantor Loan was $28,082 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 97%. Of the $100,000 proceeds from the loan, the fair value of the warrants is recorded as debt discounts and will be amortized over the term of the loan. The relative fair value of the warrants issued in connection with the Blueday Loan was $40,837 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 97%. Of the $250,000 proceeds from the note, the relative fair value of the warrants is recorded as debt discounts and will be amortized over the term of the loan.

On April 21, 2008, and pursuant to the terms of the loan agreement, the Company issued Newport a warrant to purchase 40,000 shares of the Company's common stock at an exercise price of $2.50 per share, subject to adjustment under the terms of the warrant. The warrant is exercisable upon issuance and until the third anniversary of the loan date. The warrant may be exercised in a cashless manner. The relative fair value of the warrant was $554,536 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of four months, a risk free interest rate of 0.9%, a dividend yield of 0% and volatility of 96%. Of the $200,000 proceeds from the loan, the relative fair value of the warrants is recorded as a debt discount and has been amortized over the term of the loan. In addition, since this warrant is exercisable into shares of common stock at a one to one ratio, an embedded beneficial conversion feature was recorded in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The relative fair value of the beneficial conversion feature was $44,626 and has been classified in additional paid-in capital in the September 30, 2008 consolidated balance sheets.

On June 30, 2008, the Company issued warrants to purchase 600,000 shares of the Company's common stock, par value $0.001 per share, to Maoming China Fund ("Maoming") in connection with a preferred stock placement that took place on June 29, 2008. The Warrants are immediately exercisable at an exercise price of $2.50 per share until June 30, 2011 and are exercisable on a cashless basis at any time after July 1, 2009 and until the expiration date if the Common Stock underlying the Warrants has not been registered with the SEC by such date. The relative fair value of the 600,000 warrants issued with the Series A Convertible Preferred Stock was $554,536. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 69%, (3) risk free interest of 2.9% and (4) dividend rate of $0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature was $604,536. The beneficial conversion feature is considered a deemed dividend, but the Company has an accumulated deficit; therefore, the entry is not recorded as the accounting entry would be both a debit and a credit to additional paid in capital.

On August 29, 2008, the Company issued warrants to purchase 600,000 shares of the Company's common stock, par value $0.001 per share, to Maoming China Fund ("Maoming") in connection with a preferred stock placement that took place on the same date (see Note 11) and in connection with its preferred placement on June 27, 2008. The warrants are immediately exercisable at an exercise price of $2.50 per share until August 28, 2011 (the "Expiration Date") and are exercisable on a cashless basis at any time after August 29, 2009 and until the Expiration Date if the Common Stock underlying the warrants has not been registered with the SEC by such date. The relative fair value of the 300,000 warrants issued with the Series A Convertible Preferred Stock was $189,670. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.5 years; (2) volatility of 92%, (3) risk free interest of 2.4% and (4) dividend rate of $0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature would be calculated as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” However, the conversion price on the issuance date was greater than the stock price on that date and thus no intrinsic value arose from the issuance of the convertible preferred shares. Therefore, no beneficial conversion feature was recognized on the Company’s accompanying consolidated balance sheets.

Note 11 - Stockholders Equity

Unregistered Sale of Series A Convertible Preferred Stock

On August 29, 2008, the Company completed the sale of 625,000 shares of the Company's Series A Convertible Preferred Stock, par value $0.001 per share (the "Preferred Stock"), and warrants (the "Warrants") to purchase 300,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), to Maoming China Fund ("Maoming") for gross proceeds to the Company of $1,500,000 in cash. The sale of the Preferred Stock and Warrants (the "Offering") occurred pursuant to the terms of a Securities Purchase Agreement (the "Purchase Agreement") dated March 31, 2008, between the Company and Maoming, as previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on April 4, 2008. The Offering closed in connection with the Company’s previously announced acquisition of its second media advertising business operating in the People's Republic of China, News Radio Limited.

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

Common Shares Issued for Investment in News Radio, Ltd.

On July 21, 2008, he Company closed the acquisition of News Radio Limited, under the terms of a share purchase agreement that the Company entered into on June 4, 2008. As part of the purchase price, the Company delivered to the sellers shares of the Company's common stock, par value $0.001 per share, with an aggregate value of 2,000,000 Chinese Renminbi ("RMB") On July 21, 2008, the acquisition was closed and the amount was settled at $293,800 based on the currency exchange rate used. See Note 12 for acquisition of News Radio Limited.

Note 12 - Acquisition

Acquisition of News Radio Limited

On July 21, 2008, the Company closed a transaction pursuant to which Well Chance Investments Limited, its wholly owned subsidiary and a British Virgin Islands company (the "Purchaser"), purchased (the "Purchase") 100% of the common stock of News Radio Limited, a British Virgin Islands company (the "Target"). The transaction occurred pursuant to the terms of a Share Purchase Agreement (the "Purchase Agreement") that the Company entered into on June 4, 2008 with the Purchaser and all of the shareholders of the Target (the "Sellers"). As a result of the acquisition, the Company obtained control of the following subsidiaries of Legend Media News Radio Limited:

•	CRI News Radio Limited (100%-owned)
•	Legend Media (Beijing) Information and Technology Co., Ltd. (100%-owned)
•	Beijing Maihesi Advertising International Co., Ltd. (100%-controlled as VIE)

At the closing of the Purchase, the Purchaser delivered to the Sellers shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), with an aggregate value of 2,000,000 Chinese Renminbi ("RMB") (On June 5, 2008, this was approximately $287,728 based on the currency exchange rate on that date. Subsequently on July 21, 2008, the acquisition was closed and the amount was settled at approximately $293,800 based on the currency exchange rate on that date. The change from June 5, 2008 to July 21, 2008 in USD is due to the change in the currency exchange rate) based on the weighted average trading price of the Common Stock for the 30 trading days immediately before June 4, 2008 (68,388 shares were actually delivered). In addition, (i) within 28 days after closing of the Purchase, the Purchaser is obligated to deliver RMB 5,250,000 (On June 5, 2008, this was approximately $755,287 based on the currency exchange rate on that date. Subsequently on July 21, 2008, the acquisition was closed and the amount was settled at approximately $771,225 based on the currency exchange rate on that date. The change from June 5, 2008 to July 21, 2008 in USD is due to the change in the currency exchange rate) to an account of the Sellers' designation and (ii) within 90 days after closing of the Purchase, the Purchaser is obligated to deliver RMB 1,600,000 (On June 5, 2008, this was approximately $230,182 based on the currency exchange rate on that date. Subsequently on July 21, 2008, the acquisition was closed and the amount was settled at approximately $235,040 based on the currency exchange rate on that date. The change from June 5, 2008 to July 21, 2008 in USD is due to the change in the currency exchange) to an account of the Sellers' designation.

As of September 30, 2008, the Company has delivered the 104,427 shares associated with the purchase. During the three months ended September 30, 2008, the Company paid $750,000 towards the purchase, and at September 30, 2008, the Company recognized the remaining $256,275 (based on the September 30, 2008 exchange rate) in Other Payables in its consolidated balance sheets. See Note 8.

In addition, the Sellers will receive additional, performance-based consideration within 30 days of year-end 2008, 2009 and 2010 based on the net revenues and net income for such periods of Beijing Maihesi Advertising International Co., Ltd., a company limited by shares, organized in the People’s Republic of China and wholly owned by the Sellers (the "Advertising Entity"), as follows: (a) if for the seven-month period ending December 31, 2008, net revenues equal or exceed 90% of RMB 12,000,000 and net income equals or exceeds RMB 0, the Sellers will receive shares of the Company’s common stock with an aggregate value of RMB 2,500,000 (approximately $359,660 based on the currency exchange rate on June 5, 2008) with a price per share equal to the weighted average trading price for the 30 trading days immediately prior to the date such amount becomes payable; (b) if for the 12-month period ending December 31, 2009, net revenues equal or exceed 80% of RMB 30,000,000 and net income equals or exceeds RMB 6,000,000, the Sellers will receive RMB 4,000,000 (approximately $575,457 based on the currency exchange rate on June 5, 2008) in the form of cash, the number of shares of the Company’s common stock as determined by a price per share equal to the weighted average trading price for the 30 trading days immediately prior to the date such amount becomes payable, or a combination of the two, at the election of the Sellers; and (c) if for the 12-month period ending December 31, 2010, net revenues equal or exceed 80% of RMB 34,000,000 and net income equals or exceeds RMB 8,000,000, the Sellers will receive RMB 8,000,000 (approximately $1,150,914 based on the currency exchange rate on June 5, 2008) in the form of cash, the number of shares of the Company’s common stock as determined by a price per share equal to the weighted average trading price for the 30 trading days immediately prior to the date such amount becomes payable, or a combination of the two, at the election of the Sellers. Pursuant to the terms of the Purchase Agreement, the Purchaser and the Sellers will mutually select an impartial auditor to audit and determine, according to U.S. generally accepted accounting principles, the Advertising Entity's net revenues and net income for the relevant time-periods.

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

Legend Media (Beijing) Information and Technology Co., Ltd. (“Consulting Entity”)also entered into an Operating Agreement (the "Operating Agreement") with Beijing Mahiesi Advertising International Co., Ltd. (“Advertising Entity”) and the Sellers to secure the performance of the parties' obligations under the Service Agreement. Pursuant to the terms of the Operating Agreement: (a) the Advertising Entity and the Sellers agreed not to cause the Advertising Entity to, conduct any transactions which may have a material adverse effect on the Advertising Entity's assets, obligations, rights or operations without the Consulting Entity's prior written consent; (b) the Advertising Entity and the Sellers granted the Consulting Entity certain informational rights; (c) the Advertising Entity and the Sellers agreed to submit the Advertising Entity's annual budget and monthly cash requirement plans to the Consulting Entity for approval, obtain the Consulting Entity's approval for withdrawals from the Advertising Entity's bank accounts, and accept corporate policies and guidance from the Consulting Entity with respect to the appointment and dismissal of senior management, daily operations and management and financial administrative systems; (d) the Advertising Entity and the Sellers agreed to appoint or cause to be appointed the individuals nominated by the Consulting Entity to become directors, general manager, chief financial officer or other senior management of the Advertising Entity; and (e) the Sellers unilaterally entered into Authorization Agreements (the "Authorization Agreements") pursuant to which each of the Sellers authorized Jeffrey Dash, the Company's Chief Executive Officer, to exercise such Sellers' voting rights with respect to shares of the Advertising Entity at the Adverting Entity's shareholders' meeting. The term of the Operating Agreement is 10 years with an automatic renewal for another 10-year term unless a party provides written notice that it does not wish to renew the Service Agreement. The term of each of the Authorization Agreements is 10 years but it terminates automatically upon the earlier termination of the Service Agreement.

The acquisition value was derived as (a) the net asset value on the acquisition date, and (b) the cost of the Company to enter into the contract based on the value of inventory to be received over the term of the contract. The Company acquired News Radio Limited in accordance with its growth strategy in the PRC radio advertising distribution business. The acquisition gives the Company effective control of the PRC-based company that has the exclusive sales contract for the Beijing, PRC based radio channel FM 90.5. Beijing is a metropolis in northern PRC with a population of over 17 million. As with Tianjin, it is one of four municipalities in the PRC with status as a province in the PRC’s administrative structure. Beijing is the PRC’s second largest city, after Shanghai, and is recognized as the political, edicational, and cultural center of the PRC. Beijing has a rapidly developing economy with an expanding affluent population. Beijing is of strategic importance to the Company’s objective of building a market leading brand position in the radio advertising industry. The exclusive sales contract for Beijing FM 90.5 is for four years (two years plus a two year option) and grants the Company, through its operating affiliate, Beijing Maihesi International Advertising Co., Ltd., the right to be the exclusive advertising agent for the channel, under which the Company has the exclusive rights to manage and sell all advertising minutes for the radio station. The contract provides the Company with an additional 45,990 of radio advertising minutes per year. The exclusive rights to sell advertising also extend to program sponsorship which the Company expects will provide additional advertising inventory for sale. The exclusive sales contract was originally entered into by News Radio Limited in May 2008, so as of July 3, 2008 the business was still in start-up phase but in the process of opening an office and expanding staff. The Company plans to hire its own staff while sill using third party sales and marketing companies in an effort to maximize first year performance. The exclusive contract for Beijing FM 90.5 is with a subsidiary of China Radio International, the owner of the radio channel. As part of the exclusive sales agreement, the Company, through its operating affiliate, is provided with the first right of refusal to be the exclusive agent for Beijing FM 90.5 as it expands its content to frequencies outside of Beijing.

The following pro forma financial information presents the consolidated operations of the Company as if the above mentioned acquisition had occurred on July 1, 2008. The operations of the acquired business commenced on July 1, 2008.

For the three months ended September 30, 2008:

Net Revenue	$432,024
Gross profit	$177,236
Loss from operations	$(737,875)
Minority Interest in Subsidiaries	$(12,732)
Net loss	$(1,413,829)
Basic loss per share	$(0.14)

The purchase price was derived as (a) the net asset value on the acquisition date, and (b) the cost of the Company to enter into the contract based on the value of inventory to be received over the term of the contract. The contact is with the Beijing FM 90.5 radio station. The contract provides 45,990 minutes per year. The contract will be amortized over a four-year life, based on the initial contract term beginning July 1, 2008. Amortization expense on this contract at September 30, 2008 of $56,526 has been included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive loss.

Note 13 - Commitments and Contingencies

Leases

On June 13, 2008, the Company entered into a two-year lease for premises in Beijing, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 31,800 (approximately $4,640 per month, based on the average exchange rate for the three months ending September 30, 2008).

On May 1, 2008, the Company entered into a 19-month lease for premises in Tianjin, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 29,437 (approximately $4,295 per month, based on the average exchange rate for the three months ending September 30, 2008).

On July 7, 2008, the Company entered into a one-year lease for premises in Beijing, China. Under the terms of the lease, the Company is required to make monthly payments of approximately RMB 21,415 (approximately $3,124 per month, based on the average exchange rate for the three months ending September 30, 2008).

On September 16, 2008, the Company entered into a one-year lease for premises in Shenzhen, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 25,417 (approximately $2,708 per month, based on the average exchange rate for the three months ending September 30, 2008).

The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease. During the three months ended September 30, 2008, the Company had lease expense in the amount of $31,153.

Note 14 - Related Party Transactions

Beijing Hongteng Lianguang Advertising Co., Ltd.

In connection with the closing of the purchases of Legend Media Tianjin Investment Company and with News Radio Limited (See Note 12), the Purchaser entered into authorization agreements with Beijing Hongteng Lianguang Advertising Co., Ltd. ("HTLG"), the Advertising Entity and the shareholders. The shareholders, Ju Baochun and Xue Wei, are the sole shareholders of HTLG and also control a 20% interest in Tianjin Yinse Lingdong Adertising Company, Ltd. See Note 9.

The agreements entitle the Company to the rights on all advertising contracts acquired by HTLG. The Company is responsible for paying these costs of the advertising minutes on these contracts, as well as their sales and marketing costs and other administrative costs as they are incurred. In connection with the Tianjin Yinse Lingdong Advertising Co., Ltd. contracts acquired with the May 30, 2008 acquisition, the Company pays advertising minutes contract costs of 208,833 RMB per month to HTLG as pass-through to the counterparties in the contracts, as well as a fixed portion of 105,000 RMB per month and variable portion of 15% of revenues earned and collected per month. The Company has incurred $510,695 in contract costs incurred to HTLG with respect to these agreements for the three months ended September 30, 2008.

The Company has recognized $624,305 in payables to HTLG, and has classified the amount as part of other payables in the accompanying consolidated balance sheets at September 30, 2008. Additionally, the Company has recognized $105,693 as part of accrued liabilities in the accompanying balance sheets at June 30, 2008 relating to accrued commissions payable to HTLG from the revenue agreement. The Company has also recognized $122,103 related to the revenue rights agreement in the accompanying consolidation statements of operations and other comprehensive loss for the three months ended September 30, 2008.

ARC Investment Partners

ARC Investment Partners (“ARC”) is an investment firm whose members own 1,300,000, or 12.8% of the Company’s outstanding common stock. ARC has performed various consulting services for the Company during the three months ended September 30, 2008. The Company has recorded $9,792 for these services in its consolidated statements of operations and other comprehensive loss within general and administrative expenses for the three months ended September 30, 2008.

RMK Emerging Growth

RMK Emerging Growth (“RMK”) is a fund controlled by a shareholder who is also the CEO of ARC. RMK issued a note to the Company in February and March 2008 for a total note issued of $375,733. The outstanding balance at September 30, 2008 of $335,403 has been classified as related party note payable, net of discount of $40,330 in the accompanying balance sheets. See Note 7.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in Part II Item 1A under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report on Form 10-Q or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Executive Overview

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

On January 31, 2008, the Company entered into a Share Exchange Agreement with Ms. Shannon McCallum-Law, the majority stockholder, sole director and Chief Executive Officer of the Company, Well Chance Investments Limited (“Well Chance”) and Well Chance's sole shareholder (the "Well Chance Shareholder"). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Well Chance's common stock in exchange for the Company’s issuance of 1,200,000 shares of its common stock to the Well Chance Shareholder on the basis of 1,200 shares of its common stock for every one share of Well Chance common stock held. The Share Exchange Agreement closed on February 5, 2008.

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

The exchange of shares with the Well Chance Shareholder was accounted for as a reverse acquisition under the purchase method of accounting because Well Chance obtained control of the Company. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity. As a result, the historical financial statements of the Company are those of Well Chance, the operating entity.

Effective as of February 14, 2008, the Company changed its name to Legend Media, Inc.Well Chance was incorporated under the laws of the British Virgin Islands as an International Business Company on February 22, 2005. Well Chance was formed to create a business that principally engaged in the development and management of a technology platform that deploys advertisements across its various advertising media. Well Chance expanded its business in February 2008 to focus on building a consumer advertising network in the People’s Republic of China (the “PRC”) focused on the Chinese radio advertising industry. Well Chance conducts its business operations through its 80% owned subsidiary, Legend (Beijing) Consulting Co., Ltd., and its wholly owned subsidiary, Legend (Beijing) Information and Technology Co., Ltd., each of which are incorporated under the laws of the PRC.

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

As management plans to focus the maximum amount of its time and resources on expanding the Company's radio advertising inventory in the PRC, the Company has entered into a Sales and Marketing Agreement with Beijing Hongteng Lianguang Advertising Co., Ltd., a related party company owned by Ju Baochun, who is one of the sellers in the Music Radio Limited transaction and also a stockholder of Legend Media, pursuant to which Beijing Hongteng Lianguang Advertising Co., Ltd. handled all sales and marketing for Legend Media through September 30, 2008. Currently, Beijing Hongteng Lianguang Advertising Co., Ltd. continues to provide services to Legend Media. However, Legend Media, through its operating affiliates, has taken larger responsibility for the sales and marketing process. The Sales and Marketing Agreement can be cancelled with one month's notice and outsources the entire sales, marketing, production and administrative functions related to the exclusive advertising contract for the Tianjin radio station. As part of the plan to establish its own operations in Tianjin, Legend Media, through its variable interest entity in the PRC, Tianjin Yinse Lingdong Advertising Co., Ltd., leased an office in Tianjin. The office has been furnished and equipped and is currently being used by Beijing Hongteng Lianguang Advertising Co., Ltd. for the purpose of developing Legend Media’s brand presence in Tianjin and improving the quality of the presentation made to existing and prospective customers.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the first quarter ended September 30, 2008 presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Legend Media, Inc. and its subsidiaries as follows:

Subsidiary	Place Incorporated	% Owned
Well Chance	United States	100
Legend Media Investment Company Limited	PRC	80
Three subsidiaries of Legend Media Investment Company Limited
Legend Media Tianjin HK Limited	PRC	80
Legend Media (Beijing) Consulting Company Limited	PRC	80
Tianjin Yinse Lingdong Advertising Company, Limited	PRC	80*
News Radio Limited	PRC	100
Three subsidiaries of News Radio Limited
CRI News Radio Limited	PRC	100
Legend Media (Beijing) Information and Technology Co., Ltd.	PRC	100
Beijing Mahiesi Advertising International Co., Ltd.	PRC	100*

* Variable Interest Entities: See heading below “Variable Interest Entities.”

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

Unbilled Accounts Receivable

At times we will record receivables, which have not yet been invoiced, from revenues on advertising contracts. These receivables are recorded in the accompanying consolidated balance sheet as unbilled accounts receivable until invoiced. The unbilled accounts receivable balance at September 30, 2008 and June 30, 2008 was $393,373 and $195,680, respectively.

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

Computer equipment	3 years
Office equipment and furniture	3 years
Leasehold improvements	1 year

The following are the details of the property and equipment:

	September 30, 2008	June 30, 2008
Computer equipment	$48,121	$5,278
Office equipment and furniture	22,958	4,339
Leasehold improvements	8,457	8,573
	$79,536	$18,190
Less: Accumulated depreciation	(5,225)	(1,430)
	$74,311	$16,760

Depreciation expense was $3,924 for the three months ended September 30, 2008.

Long-Lived Assets

We apply the provisions of the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, we believe that there were no significant impairments of our long-lived assets as of September 30, 2008.

Intangible Assets

Intangible assets consist of contract rights purchased in the acquisition of Legend Media Tianjin Investment Company, the entity controlling the advertising rights to Tianjin FM 92.5 on May 30, 2008 and the acquisition of News Radio Limited, the entity controlling the advertising rights to Beijing FM 90.5 and Shenzhen FM 107.1, on July 21, 2008.

Net intangible assets at September 30, 2008 and June 30, 2008 are as follows:

	September 30, 2008	June 30, 2008

FM 92.5 Contract rights	$2,174,428	$2,174,428
Exclusivity agreement	6,999,353	6,999,353
FM 90.5 Contract rights	1,016,196	-
	10,189,977	9,173,781
Less Accumulated amortization	(535,189)	(128,471)

Intangibles, net	$9,654,788	$9,045,310

The FM 92.5 contract rights primarily relate to an exclusive contract acquired in connection with the acquisition of Legend Media Tianjin Investment Company and its subsidiaries, and the contract is being amortized over 31 months, which is the contract effective period, beginning on June 1, 2008, based on the duration of the existing advertising agreement that expires December 31, 2008 plus the expected two-year renewal of the advertising agreement. The contract provides 54 minutes per day or 19,710 minutes per year. The channel is Beijing based and through a relay facility airs in Tianjin. Our contract is with the channel’s exclusive agent which has a national exclusive contract with the channel. The exclusive agent has sub contracted the rights for the Tianjin market to Legend Media. The value was derived as the net present value of the contract’s earnings before interest, tax, depreciation and amortization (“EBITDA”) over the contract’s expected term from May 30, 2008 through December 31, 2010, using a discount rate of 15%. Amortization on this contract at September 30, 2008 of $165,474 has been included in depreciation and amortization expense in the accompanying consolidated statement of operations.

The remainder of the purchase price of $6,999,353 was allocated to an Operating Agreement among Legend Media (Beijing) Consulting Co., Ltd., Tianjin Yinse Lingdong Advertising Co., Ltd. and Ju Baochun entered into in connection with the Music Radio Limited acquisition. Mr. Baochun, through a company he owns and operates, is the 80% owner of Music Radio Limited, which is the 20% owner of the post-acquisition variable interest entity ("VIE"), Tianjin Yinse Lingdong Advertising Co., Ltd. Pursuant to the terms of the Operating Agreement, Tianjin Yinse Lingdong Advertising Co., Ltd. and Mr. Baochun are prohibited from:

•	Borrowing money from any third party or assuming any debt;
•	Selling to any third party or acquiring from any third party any assets, including, without limitation, any intellectual rights;
•	Granting any security interests for the benefit of any third party through collateralization of Tianjin Yinse Lingdong Advertising Co., Ltd.'s assets;
•	Assigning to any third party the Operating Agreement entered into by Tianjin Yinse Lingdong Advertising Co., Ltd.'s; and
•	Selling, transferring and disposing of any license held by Tianjin Yinse Lingdong Advertising Co., Ltd.

The FM 90.5 contract rights primarily relate to an exclusive contract acquired in connection with the acquisition of News Radio Limited, and the contract is being amortized over the 48 month contract period, beginning on July 1, 2008. The contact is with the Beijing FM 90.5 radio station and provides 126 minutes per day or 45,990 minutes per year. The value was derived as the costs of the News Radio Limited to enter into the contract. Amortization expense on this contract for the three months ending September 30, 2008 of $56,526 has been included in amortization expense in the accompanying consolidated statements of operations and other comprehensive loss.

Amortization expense for our intangible assets for the three month period ended September 30, 2008 was $406,718.

Revenue Recognition

Our revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104. We purchase advertising inventory in the form of airtime, the unit being minutes, from radio stations. We then distribute these minutes under various sales agreements. We recognize advertising revenue over the term of each sales agreement, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Barter revenue for the three months ended September 30, 2008 and 2007 was $86,297 and $0, respectively. Barter expense for the three months ended September 30, 2008 and 2007 was $60,787 and $0, respectively.

Under PRC regulations, the Company is required to pay certain taxes on revenues generated. These taxes include:

•	5% business tax
•	3% construction tax
•	7% education tax
•	3% urban development tax
•	1% flood insurance tax

The Company has adopted a policy to recognize these taxes in general and administrative expenses in the period incurred.

Advertising Costs

We expense the cost of advertising monthly according to the terms of the underlying contracts. The entire cost of the contract is expensed evenly over the term of agreement starting when the first time advertising is expected to take place. As the advertising inventory does not carry forward, all minutes are expensed whether sold or not. Advertising costs for the three months ended September 30, 2008 and 2007 were $181,491 and $0, respectively.

Stock-Based Compensation

We account for our stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of September 30, 2008, there were outstanding options to purchase 1,040,000 shares of the Company's common stock.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on our financial statements.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Our functional currency is RMB. Translation gains of $74,486 at September 30, 2008 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the periods ended September 30, 2008 and 2007, other comprehensive income in the consolidated statements of operations and other comprehensive loss included translation gains (losses) of ($750) and $0, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were options to purchase 1,040,000 shares of common stock and warrants to purchase 1,180,294 and 880,294 shares of common stock outstanding as of September 30, 2008 and June 30, 2008, respectively. For the three months ended September 30, 2008, the Company incurred a net loss in the accompanying statements of operations and other comprehensive loss of $1,677,273; therefore the effect of options and warrants outstanding is anti-dilutive during the three months ended September 30, 2008.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended September 30, 2008:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Weighted Average Shares Outstanding	Per Share Amount	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share	10,315,918	$(0. 16)	1,200,000	$-
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	10,315,918	$(0.16)	1,200,000	$-

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from our operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Minority Interest in Subsidiaries

On May 30, 2008, we purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly owned subsidiary of Music Radio Limited, a British Virgin Islands company. As a result of this purchase, we recognized initial minority interest on our consolidated balance sheet in the amount of $15,524. The income (loss) attributed to minority interest has been separately designated in the accompanying statement of operations. We recognized $12,732 in income attributed to minority interest in the accompanying statements of operations and other comprehensive loss for the three months ended September 30, 2008.

Variable Interest Entities

In January 2003, the FASB issued Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). In December 2003, the FASB modified FIN 46 (“FIN 46R”) to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

On May 30, 2008, we purchased 80% of the common stock of Music Radio Limited, and on July 21, 2008, we purchased 100% of the common stock of News Radio Limited. On these dates we also entered into certain control agreements in connection with the acquisitions. Due to certain restrictions imposed upon Chinese advertising companies, direct investment and ownership of media and advertising companies in the People’s Republic of China (“PRC”) is prohibited. Therefore, we acquired control of Tianjin Yinse Lingdong Advertising Company, Ltd. (through our purchase of Music Radio Limited), and we acquired control of Beijing Mahiesi Advertising International Co., Ltd. (through our purchase of News Radio Limited). We structured the Music Radio Limited and News Radio Limited transactions to comply with such restrictions.

The principal regulations governing foreign ownership in the advertising industry in China include:

•	The Catalogue for Guiding Foreign Investment in Industry (2004); and
•	The Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

These regulations set the guidelines by which foreign entities may directly invest in the advertising industry.  The regulations require foreign entities that directly invest in the China advertising industry to have at least two years of direct operations in the advertising industry outside of China.  Further, since December 10, 2005, 100% ownership in Chinese advertising companies is allowed, but the foreign company must have at least three years of direct operations in the advertising industry outside of China.

Because we have not been involved in advertising outside of the PRC for the required number of years, our domestic PRC operating subsidiaries, which are considered foreign invested, are currently ineligible to apply for the required advertising services licenses in the PRC.  Our PRC operating affiliates hold the requisite licenses to provide advertising services in the PRC and they are owned or controlled by PRC citizens designated by us.  Our radio advertising business operates in the PRC though contractual arrangements with consolidated entities in the PRC.  We and our newly acquired PRC subsidiaries have entered into a series of contractual arrangements with Tianjin Yinse Lingdong Advertising Company, Ltd. and their respective shareholders under which:

•	we are able to exert significant control over significant decisions about the activities of Tianjin Yinse Lingdong Advertising Company, Ltd. and Beijing Mahiesi Advertising International Co., Ltd.,
•
a substantial portion of the economic benefits and risks of the operations of Tianjin Yinse Lingdong Advertising Company, Ltd. and Beijing Mahiesi Advertising International Co., Ltd. have been transferred to us through a revenue assignment agreement, and

•
the equity owner of Tianjin Yinse Lingdong Advertising Company, Ltd. and Beijing Mahiesi Advertising International Co., Ltd. does not have the obligation to absorb the losses of Tianjin Yinse Lingdong Advertising Company, Ltd. or Beijing Mahiesi Advertising International Co., Ltd.

As we are able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks have been transferred to us, we have determined that the advertising entity, Tianjin Yinse Lingdong Advertising Company, Ltd., meets the definition of a VIE. Further, we are considered to be the primary beneficiary of the risks and benefits of equity ownership of Tianjin Yinse Lingdong Advertising Company, Ltd. and Beijing Mahiesi Advertising International Co., and thus have consolidated these entities in our accompanying financial statements as of September 30, 2008.

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

As of September 30, 2008, we did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Accounting Pronouncements

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon the Registrant’s adoption of SFAS No. 123(R), the Company elected to use the simplified method to estimate the Company’s expected term.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on our financial statements.

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

In June 2008, the FASB issued EITF Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. We believe adopting this statement will have a material impact on our financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued FSP 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then we would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. We are currently evaluating the impact that adopting FSP No.142-3 will have on our financial statements.

Results of Operations

The exchange of shares with the Well Chance Shareholder in February 2008 was accounted for as a reverse acquisition of the Company under the purchase method of accounting because Well Chance obtained control of the Company. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity. Therefore, no comparison to the Company's quarter ended September 30, 2007 has been provided as such a comparison would not be meaningful following the reverse acquisition.

Three Months Ended September 30, 2008

	Three Months Ended September 30, 2008
	Amount	% of Revenues
Revenue	553,938	100%
Cost of Revenue	572,864	103%
Gross Profit	(18,926)	(3)%
Selling and sales related general and administrative	343,008	62%
Corporate related general and administrative	488,525	88%
Stock based compensation	137,986	25%
Loss before interest, tax, depreciation, and amortization	(988,445)	(178)%
Depreciation and Amortization	410,642	74%
Loss before interest and tax	(1,411,559)	(255)%
Interest Income / (expense)	(264,890)	(48)%
Other non-operating income / (expense)	(9,577)	2%
Net Loss	(1,677,273)	(303)%

Revenues. Our revenues for the three months ended September 30, 2008 include revenues from sales of radio advertising minutes in China. Revenues for the three months ended September 30, 2008 were $553,938. The Company entered the radio advertising business in China in February 2008 and began operations in May 2008. Management believes that sales will continue to accelerate because our network is expanding, our sales efforts are becoming more efficient and the expectation that the overall radio advertising market will continue to grow. The following summarizes the revenue breakdown by source / operating market:

	Three Months Ended September 30, 2008
	Amount	% of Revenues
Revenue
Tianjin radio operations	407,031	73%
Beijing radio operations	146,907	27%
Shenzhen radio operations	-	-%

Total Revenue	553,938	100%

Cost of Sales. Cost of sales were $588,927 for the three months ended September 30, 2008. During the three months ended September 30, 2008, the Company secured the exclusive advertising rights to two additional radio channels in China. In doing so, the Company added 91,980 of advertising inventory annually. The costs of the agreements are expensed monthly regardless of inventory usage and there is no carry forward value for unsold inventory. The costs are fixed for the most part and will only increase as the Company secures additional advertising rights in the future.

Gross Profit. Gross profit was ($18,926) for the three months ended September 30, 2008. The negative margins are a direct result of the new rights acquired in Beijing and Shenzhen. The exclusive agency agreement for Tianjin produced $315,843 of gross profit on sales of $407,031, for a gross margin of 78%. As cost of revenue is, for the most part, fixed, a majority of incremental sales will increase gross profit. A summary of gross profit by market is as follows:

	Three Months Ended September 30, 2008
	Amount	Gross Margin %
Gross Profit
Tianjin radio operations	315,843	78%
Beijing radio operations	(224,359)	(153)%
Shenzhen radio operations	(110,410)	na
Other revenue	-	na
Total Gross Profit	(18,926)	(3)%

Management expects Beijing and Shenzhen operations to have positive gross profit by the third quarter of the fiscal year ending June 30, 2009. As part of the expansion process, a new channel requires time for the establishment of a sales process and organization. During this time, the cost of the contract is expensed while there is limited revenue.

Selling and sales related general and administrative. Selling and sales related general and administrative expenses totaled $343,008 for the three months ended September 30, 2008. This amount is attributable to the expansion into China, the establishment of offices in Beijing, Tianjin and Shenzhen, the increased size of the sales force needed to support the inventory increase and the increased investment in infrastructure needed for existing and future operations.

Corporate related general and administrative. The corporate related general and administrative expenses include the costs related to the corporate operations out of the United States, the cost of due diligence related to possible acquisitions and the costs related to being a public company including investor relations, consulting, legal and accounting. Corporate related general and administrative totaled $781,719 for the three months ended September 30, 2008.

Stock based compensation. Stock based compensation expenses totaled $137,986 for the three months ended September 30, 2008. The expense is attributed to shares issued to management and the board of directors for services.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2008 totaled $410,642. Of the total, $406,718 is attributable to the amortization of the intangible assets related to the two acquisitions, Legend Media Tianjin Investment Company Limited and New Radio Limited.

Interest Expense. Interest expense totaled $264,890 for the three months ended September 30, 2008. Of the total interest expense for the period, $128,473 is attributable to the amortization of note discounts resulting from the issuance of warrants. The entire amount is related to short term notes payables.

Other non-operating income / (expense). Other non-operating loss totaled $9,577 for the three months ended September 30, 2008. Of the $9,577, ($12,732) is attributable to the minority interest in subsidiaries’ earnings.

Net Income (Loss). For the three months ended September 30, 2008, the Company had a net loss of $1,677,273, largely attributable to the expansion of operations in China. The Company has opened offices in three cities in China, established a sales force in each city and expanded available inventory. Additionally, the amortization of the intangible assets related to expansion in China also contributed to the losses. Management believes that losses will steadily decrease on the existing operations and that the Company will achieve positive net income as sales expand due to the fact that most costs are fixed and increased revenue will offset these fixed costs. However, in the short term, the Company may face additional losses as it continues to expand.

Liquidity and Capital Resources

Cash flows from Operating Activities

Our revenues have not reached a level sufficient to support our operations. Net cash flow used in operating activities was $768,930 during the three months ended September 30, 2008. We funded our losses through available cash in part from the issuance of Series A Preferred Stock.

Cash flows from Investing and Financing Activities

Cash used in investing activities in the three months ended September 30, 2008 was $805,288 and consisted primarily of payments made for the acquisitions of Music Radio Limited $500,000 and News Radio Limited $249,990. Cash provided by financing activities was $1,140,000 for the three months ended September 30, 2008 and was obtained by the issuance of $1,500,000 in its Series A Preferred Stock to Maoming China, offset by $360,000 in repayments on notes payable. Although the business continues to develop and generate an increasing amount of cash, the Company may have to raise additional funds to finance any continued losses and the existing commitments related to the Company's acquisitions. Further, the Company will have to raise additional funds to finance further expansion in China.

Material Impact of Known Events on Liquidity

On May 8, 2008, the Company and Well Chance entered into a share purchase agreement (the “SPA”) with Music Radio Limited, and all of the shareholders of Music Radio Limited, for the purchase of exclusive radio advertising rights to Tianjin FM 90.5. Pursuant to the SPA, Well Chance, for consideration consisting of (a) shares of the Company's common stock with an aggregate value of US$7,160,714 based on the weighted average trading price of the Company's common stock for the 90 trading days immediately preceding May 8, 2008 (1,892,559 shares), and (b) US$2,000,000, agreed to purchase 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly owned subsidiary of Music Radio Limited. The stock and cash consideration was required to be paid into escrow to be released to the sellers, if at all, in two installments upon (a) the renewal of a radio advertising contract, and (b) the achievement of certain financial benchmarks (provided that the condition under (a) first has been satisfied). The closing of the SPA occurred on May 30, 2008, and the Company secured effective control of the exclusive sales contract for the Tianjin based radio channel.

The exclusive sales contract provides the Company with 19,710 minutes per year of advertising space. The contract is up for renewal during 2008 and expires December 31, 2008.

Pursuant to an amendment to the SPA, Well Chance paid US$500,000 in cash to Music Radio Limited and agreed to place only US$500,000 in escrow. The remaining US$1,000,000 is to be paid to Music Radio Limited upon the renewal of the exclusive sales contract. As of the time of this report, no funds have been placed in escrow and the exclusive sales contract has not been renewed. We expect to reach some concession with Music Radio Limited to defer the final payments, but no such agreement has been reached. We also expect to fund any required payments with existing capital resources, but doing so is reasonably likely to impact short term liquidity. As a result, the Company is exploring raising additional capital. There are no guarantees that any such efforts will be successful and, as a result, the Company’s liquidity and operations may be materially impacted by any significant payment to be made to Music Radio Limited.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) for us. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, the Certifying Officers have concluded that (a) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A. Risk Factors

As of the date of this report, there are no material changes to the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This information has been previously disclosed in our current reports on Form 8-K, and, therefore, need not be furnished pursuant to SEC rules regarding Form 10-Q. Reference is made to our current reports on Form 8-K filed on July 7, 2008, July 25, 2008 and September 2, 2008 which are hereby incorporated by reference herein, for a description of our recent sales of unregistered securities during the period covered by this quarterly report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND MEDIA, INC.

Date: November 19, 2008	By:	/s/ Jeffrey Dash
Jeffrey Dash
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2008	By:	/s/ Jeffrey Dash
Jeffrey Dash
Chief Financial Officer (Principal Financial and Accounting Officer)