Form 10-Q
period 2008-12-31
Legend Media, Inc.
filed 2009-02-23
CIK 1367993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒
As of December 31, 2008 the registrant had 111,013,355 shares of common stock outstanding.

PART I:   FINANCIAL INFORMATION

Item 1.              Financial Statements (Unaudited)

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008

	December 31,	June 30,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$440,008	$3,372,499
Restrcited cash	14,660	0
Accounts receivable	1,268,672	1,194,005
Vendor deposits	37,029	17,463
Prepaid expense	553,862	313,735
Deferred costs	742,028	14,538
Other receivables	12,341	1,033

Total current assets	3,068,599	4,913,274

Long term deposits, contract guarantees and transaction deposits	675,826	500,000

Property and equipment, net	139,180	26,430

Intangible assets, net	9,185,120	9,045,310

TOTAL ASSETS	$13,068,725	$14,485,014

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$438,311	$517,981
Accrued liabilities	1,381,636	605,468
Accrued interest	347,466	282,686
Unearned revenue	344,720	86,659
Short term notes payable, net of discount of $0 and $100,364, respectively	56,000	315,636
Related party note payable, net of discount of $18,532 and $68,438, respectively	357,201	307,294
Related party payables	2,235,913	2,591,943
Other payables	98,160	82,149

Total current liabilities	5,259,406	4,789,816

Commitments and contingencies	-	-

Non-controlling interest	(107,936)	6,215

STOCKHOLDERS' EQUITY
Series A convertible preferred stock - 20,000,000 shares authorized, par value $0.001, 1,875,000 and 1,250,000 shares issued and outstanding
at December 31, 2008 and June 30, 2008, respectively	1,875	1,250
Series B convertible preferred stock - 6,000,000 shares authorized, par value $0.001 0 and 5,033,680 shares issued and outstanding
at December 31, 2008 and June 30, 2008, respectively	0	5,034
Common stock - 127,000,000 shares authorized,
par value $0.001, 10,339,755 and 10,235,328 shares issued and outstanding
at December 31, 2008 and June 30, 2008, respectively	111,013	10,235
Additional paid-in capital	68,582,534	11,180,217

Accumulated deficit, deemed dividends related to pooling of subsidiary	(55,948,969)	0
Accumulated deficit, from operations	(4,856,448)	(1,605,115)
Total Accumulated deficit	(60,805,417)	(1,605,115)
Other comprehensive income	27,251	97,363
Total stockholders' equity	7,917,256	9,688,983
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,068,725	$14,485,014

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Revenue	$2,659,090	$1,297,583	$4,983,582	$1,957,936

Cost of revenue	1,523,652	829,341	2,686,334	1,443,691

Gross profit	1,135,438	468,242	2,297,248	514,245

Operating expenses:
Selling expenses	656,224	285,336	1,146,866	452,559
General and administrative expenses	731,439	69,250	1,677,530	132,976

Income (Loss) from operations	(252,225)	113,656	(527,149)	(71,290)

Non-operating income (expense):
Depreciation and amortization expense	(402,675)	(850)	(814,549)	(1,644)
Interest income	504	289	771	378
Interest expense	(31,287)	0	(201,155)	0
Related party interest expense	(88,712)	0	(183,734)	0
Loss on disposal of fixed assets	(3,358)	0	(3,358)	0
Non-controlling interest in loss from variable interest entity	126,755	0	114,023	0
Foreign exchange gain	7,861	0	7,709	0
Other expense	(10,686)	0	(27,654)	(79)

Total non-operating income (expense)	(401,598)	(561)	(1,107,946)	(1,346)

Income (Loss) before income tax	(653,823)	113,095	(1,635,095)	(72,636)

Income tax	116,326	-	293,771	-

Net Income / (Loss)	$(770,149)	$113,095	$(1,928,866)	$(72,636)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	11,276	1,474	(70,111)	2,298

Comprehensive Income (Loss)	$(758,873)	$114,569	$(1,998,977)	$(70,338)

Weighted average shares outstanding :
Basic	10,339,775	1,200,000	10,327,837	1,200,000
Diluted	10,339,775	1,200,000	10,327,837	1,200,000

Earnings (Loss) per share:
Basic	$(0.07)	$0.09	$(0.19)	$(0.06)
Diluted	$(0.07)	$0.09	$(0.19)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	December 31,	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,928,866)	$(72,636)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	814,549	1,644
Amortization of debt discounts	150,271	-
Fair value of stock options under SFAS 123R	211,469	-
Loss from minority interest in subsidiary	(114,023)	-
Barter revenues	(1,226,405)	(47,613)
Barter expenses	547,678	47,613
Loss on write off of assets	3,435	-
Changes in operating assets and liabilities:
Accounts receivable	(1,125,820)	(228,629)
Vendor deposits	(19,380)	-
Prepaid expenses	(231,552)	98,481
Other receivables	(11,380)	(228,424)
Accounts payable	(89,087)	768,237
Accrued liabilities	769,018	2,801
Other payables	12,730	31,846
Related Party Payables	(180,575)	(411,682)
Unearned revenue	244,632	141,843
Accrued interest	64,780	-

Net cash provided by (used in) operating activities	(2,108,528)	103,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Long term deposits from radio advertising assets	(153,510)	-
Purchase of property and equipment	(123,542)	(240)
Payment on acquisition of Music Radio Limited	(740,010)	-
Cash paid for acquisition of News Radio Limited	(749,990)	-
Cash acquired in acquisition of News Radio Limited	286	-
Restricted cash received	(14,620)	-

Net cash used in investing activities	(1,781,386)	(240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(360,000)	-
Proceeds from sale of convertible preferred stock	1,500,000	-
Contributed capital from assumption of obligations	60,658	16,885
Dividend to shareholders of HTLG	(250,170)	-
Net cash used in financing activities	950,488	16,885

Effect of exchange rate changes on cash and cash eqiuvalents	6,936	7,710

NET DECREASE IN CASH & CASH EQUIVALENTS	(2,932,490)	127,836

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,372,499	164,100

CASH & CASH EQUIVALENTS, ENDING BALANCE	$440,009	$291,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$170,000	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred shares for acquisition of Beijing Tianjing Yinse Lingdong through VIE agreements	$51,561,046	$5,034
Issuance of warrants for acquisition of Beijing Tianjing Yinse Lingdong through VIE agreements	$4,387,923	$-
Issuance of common shares for purchase of News Radio Limited	$293,800	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Legend Media, Inc. (the “Company” or "Legend Media") pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated unaudited financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008. The results for the three and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year ending June 30, 2009.

Organization and Line of Business

The Company, formerly known as Noble Quests, Inc., was organized as a Nevada corporation on March 16, 1998, for the purpose of selling multi-media marketing services and other related services to network marketing groups. Specifically, the Company assisted network marketers in using marketing tools such as public relations, advertising, direct mail, collateral development, electronic communications and promotion tools to increase product and service awareness.

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

Concurrently with the closing of the transactions under the share exchange agreement and as a condition thereof, the Company entered into an agreement with Ms. McCallum-Law, pursuant to which she returned to the Company for cancellation 2,419,885 of the 5,119,885 shares of the Company’s common stock owned by her. Ms. McCallum-Law was not compensated in any way for the cancellation of the shares. In addition, the Company issued (i) 4,100,000 shares of its common stock to certain affiliates of Well Chance for $87,740 and (ii) 200,000 shares in exchange for consulting services performed in connection with this transaction. Upon completion of the foregoing transactions, the Company had an aggregate of 8,200,000 shares of common stock issued and outstanding.

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

On May 30, 2008, the Company completed a Share Purchase Agreement (the “Music Radio Share Purchase Agreement") with Music Radio Limited, a British Virgin Islands company ("Music Radio Limited”) and all of the shareholders of Music Radio Limited pursuant to which the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly-owned subsidiary of Music Radio Limited. On that date, the Company gained effective control of the exclusive sales contract through December 31, 2010 for the Tianjin, China based radio channel. The exclusive sales contract provides the Company with 19,710 minutes per year of advertising space. The contract was up for renewal this year and expires December 31, 2008 and was renewed until December 31, 2009. The channel reaches over 11.5 million people in the Tianjin area. Because the region is one of the most economically developed and urbanized in the People’s Republic of China (“PRC”), the Company believes that the radio station is well situated to take advantage of the expanding middle and upper class in the PRC.  On November 28, 2008 the Music Radio Share Purchase Agreement was amended by which the escrow provisions were removed and all escrowed consideration was released.  Further, the obligation for the Company to escrow additional cash was eliminated by which cash was made available for ongoing operations and expansion.

On July 21, 2008, the Company closed a transaction pursuant to which Well Chance, purchased 100% of the common stock of News Radio Limited, a British Virgin Islands company ("News Radio Limited"). The transaction occurred pursuant to the terms of a Share Purchase Agreement (the “News Radio Share Purchase Agreement”) that the Company entered into on June 4, 2008 with Well Chance and all of the shareholders of News Radio Limited (the "News Radio Shareholders"). The closing gives Legend Media effective control of the PRC-based company that has the exclusive sales contract for the Beijing, PRC based radio channel FM 90.5  The contract expires June 30, 2010 and has an option for a two year extension. Beijing is a metropolis in northern PRC with a population of over 17 million. As with Tianjin, it is one of four municipalities in the PRC with status as a province in the PRC's administrative structure. Beijing is the PRC's second largest city, after Shanghai, and is recognized as the political, educational, and cultural center of the PRC. Beijing has a rapidly developing economy with an expanding affluent population. In 2007, retail sales in Beijing exceeded $55 billion.

The exclusive contract for Beijing FM 90.5 is with a subsidiary of China Radio International, the owner of the radio channel. As part of the exclusive sales agreement, Legend Media, through its operating affiliate, is provided with the first right of refusal to be the exclusive agent for Beijing FM 90.5 as it expands its content to frequencies outside of Beijing.

On August 4, 2008, Beijing Merci International Advertising Co., Ltd., a company organized in the PRC and an affiliate of Legend Media, entered into an Exclusive Advertising Rights Agreement with Beijing Guo Guangrong Advertising Co., Ltd., pursuant to which Beijing Merci International Advertising Co., Ltd. agreed to acquire 45,990 advertising minutes per year on FM 107.1, a news and entertainment radio station that broadcasts to the Shenzhen region of the PRC. The contract expires September 30, 2010 and has an option for a two extension.  The Exclusive Advertising Rights Agreement closed on August 31, 2008. The exclusive contract gives Legend Media an additional 45,990 minutes of radio advertising targeting Shenzhen, a metropolis adjacent to Hong Kong with a population of over 12 million. Shenzhen is one of the wealthiest and most economically diverse cities in the PRC.

On October 28, 2008, Tianjin Yinse Lingdong Advertising Co., Ltd., a company organized in the PRC and an affiliate of Legend Media, entered into an Exclusive Advertising Rights Agreement Beijing Attis Advertising Co., Ltd., pursuant to which Tianjin Yinse Lingdong Advertising Co., Ltd. agreed to acquire 19,710 advertising minutes per year on FM 95.5, a music and entertainment radio station that broadcasts to the Xi’an region of the PRC. The exclusive contract gives Legend Media an additional 19,710 minutes of radio advertising targeting Shenzhen, a developing city metropolis with a population of over eight million. Shenzhen is one of the wealthiest and most economically diverse cities in the PRC.

As of December 31, 2008, the Company had a combined annual inventory of 131,400 minutes of radio advertising with a combined potential audience of over 40 million people. The Company currently maintains two operating offices in Beijing and rents an office in Tianjin for use by the outsourced sales and marketing team.

On November 28, 2008, the Company entered into and closed an Acquisition Agreement (the "Music Radio Acquisition Agreement") with Well Chance, Music Radio Limited, and Music Radio Limited's two stockholders, Ju Baochun and Xue Wei (the "Music Radio Shareholders. Pursuant to the Music Radio Acquisition Agreement, the Company acquired control over Beijing Yinselingdong Advertising Co., Ltd. (“YSLD”), a PRC corporation.  Further, pursuant to the Music Radio Acquisition Agreement, the Music Radio Shareholders contributed the airline magazine advertising business of Beijing Hongtenglianguang Advertising Co., Ltd. ("HTLG"); a PRC corporation controlled 100% by the Music Radio Shareholders, to YSLD.  For the purpose of this combination between YSLD and HTLG and pursuant to the Music Radio Acquisition Agreement, the accounts receivables and accounts payable of HTLG related to the airline advertising business that occurred on or prior to November 30, 2008 remained with HTLG.  As a result of the transactions described above, the historical financial statements presented are a combination of YSLD and the airline magazine advertising business of HTLG.  The transaction is between parties under common control and has been accounted for in a manner similar to a pooling of interests.  The closing gives Legend Media effective control of YSLD, a PRC-based company, that has the exclusive sales contract for Xinhua Airline Magazine, the airline magazine for Hainan Airline Group.  The airline group has domestic and international destinations covering most major cities in China and reaches a potential audience approaching 20 million passengers per year.  The exclusive contract with Xinhua Airline Magazine provides 80 pages of advertising per monthly issue.  The exclusive contract expires March 31, 2010 and will be up for renewal prior to that date.

As a result of the transaction with YSLD and the share exchange transactions with Well Chance described above, the historical financial statements presented are those of Well Chance and YSLD.  Accordingly, the consolidated financial statements and notes presented for the Company have been restated to reflect the combined historical result of operations, financial position and cash flows of Well Chance and YSLD throughout the periods presented.

Today, the Company is building a consumer advertising network in China focused on reaching the affluent and mass affluent consumers in China through radio and airline travel.   Management is focused on key lifestyles of the affluent as a strategic guide for their advertising asset development Management has established relationships in China that are expected to provide access to key sales outlets and additional advertising assets. The Company continues to develop a network of relationships that are expected to allow the Company to expand sales efforts quickly as new inventory is acquired.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the three and six months ended December 31, 2008, the Company has incurred a loss of $770,149 and $1,928,866, respectively, and has a working capital deficit of $2,190,806 as of December 31, 2008.  The working capital deficit includes $2,593,114 of related party payables.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

In view of these matters, realization of profitability is dependent upon the success of its future operations and the Company's ability to meet its financial requirements and raise additional capital. Management's plans include further marketing of its advertising network and the expansion of its advertising sales for both the Chinese radio stations and the airline magazine.  If the Company is unsuccessful in these efforts and cannot attain sufficient revenue to permit profitable operations, or if it cannot obtain a source of funding or investment, it may be required to substantially curtail or terminate its operations.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Yuan Renminbi ("RMB"), however, the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

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

Reclassification

Certain prior period account descriptions have been reclassified to conform to the three and six months ended December 31, 2008 presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Legend Media and its subsidiaries as follows:

Subsidiary	Place Incorporated	% Owned
Well Chance	United States	100
Legend Media Investment Company Limited	PRC	80
Three subsidiaries of Legend Media Investment Company Limited
Legend Media Tianjin HK Limited	PRC	80
Legend Media (Beijing) Consulting Company Limited	PRC	80
Tianjin Yinse Lingdong Advertising Co., Ltd	PRC	80	*
News Radio Limited	PRC	100
Four subsidiaries of News Radio Limited
CRI News Radio Limited	PRC	100
Legend Media (Beijing) Information and Technology Co., Ltd.	PRC	100
Beijing Mahiesi Advertising International Co., Ltd.	PRC	100	*
Beijing Yinse Lingdong Advertising Co., Ltd.	PRC	100	*

*Variable Interest Entities: See heading entitled “Variable Interest Entities” below.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash

Restricted cash represents cash required to be deposited in a separate bank account or with a service provider for the purpose of registering capital for a new or existing office in China.  The deposits are subject to withdrawal restrictions pending completion of the registration process.  The deposit cannot be drawn or transferred by the Company until the restriction period has expired. Restricted cash amounted to $14,660 and $0 as of December 31, 2008 and June 30, 2008, respectively.

Accounts Receivable

The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Accounts receivable in the balance sheet are stated net of such allowance, if necessary.

At times, the Company will record receivables, which have not yet been invoiced, from revenues on advertising contracts.  These receivables are recorded in the accompanying consolidated balance sheet and included in accounts receivable.  The unbilled accounts receivable balance at December 31, 2008 and June 30, 2008 were $518,583 and $195,680, respectively.

Prepaid Expenses

Prepaid expenses consist of prepayments for legal and consulting services. Prepaid expenses are amortized over the period in which the services are performed. See Note 3.

Property, Plant and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of: [in below table, delete extra rows]

Computer Equipment	3 years
Office equipment and furniture	3 years
Leasehold improvements	1 year

The following is a summary the property and equipment as of the dates indicated:

	December 31,	June 30,
	2008	2008
Computer Equipment	$53,891	$5,278
Office equipment and furniture	94,469	17,379
Leasehold improvements	8,474	8,573
	$156,835	$31,230
Less: Accumulated depreciation	(17,655)	(4,800)
	$139,180	$26,430

Depreciation expense for the three months ended December 31, 2008 and 2007 was $8,159 and $794, respectively; depreciation expense for the six months ended December 31, 2008 and 2007 was $13,315 and $1,644, respectively.

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 and June 30, 2008, there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of contract rights purchased in the acquisition of Legend Media Tianjin Investment Company Limited, the entity controlling the advertising rights to Tianjin FM 92.5, on May 30, 2008 and the acquisition of News Radio Limited, the entity controlling the advertising rights to Beijing FM 90.5 and Shenzhen FM 107.1, on July 21, 2008.

Intangible assets consist of the following at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008
FM 92.5 Contract rights	$1,709,888	$2,174,428
Exclusivity agreement	7,388,731	6,999,353
FM 90.5 Contract rights	1,016,206	0
	$10,114,825	$9,173,781
Less accumulated amortization	(929,705)	(128,471)
Intangibles, net	$9,185,120	$9,045,310

The FM 92.5 contract rights primarily arise from an exclusive contract acquired in connection with the acquisition of Legend Media Tianjin Investment Company Limited, which is being amortized over the 31 month contract period, beginning on June 1, 2008, the first day of operations by the Company, based on the duration of the existing advertising agreement that expired December 31, 2008 plus renewal of the advertising agreement. The agreement has been renewed as of January 1, 2009.  The contract with the Tianjin FM 92.5 radio station and provides 54 advertising minutes per day or 19,710 minutes per year. The channel is Beijing-based and through a relay facility airs in Tianjin. Legend Media’s contract is with the Beijing channel’s exclusive agent, which has a national exclusive contract with the channel. The exclusive agent has subcontracted the rights for the Tianjin market to Legend Media. The value was derived as the net present value of the contract’s earnings before interest, tax, depreciation and amortization (“EBITDA”) over the contract’s expected term from May 30, 2008 through December 31, 2010, using a discount rate of 15%. The change in value of the FM92.5 contract and the exclusivity agreement from June 30, 2008 to December 31, 2008 is a result of foreign currency translation at each balance sheet date and a reallocation of the value between these two intangible assets subsequent to June 30, 2008.  At the May 30, 2008 purchase date, the Company initially applied a 10% discount rate to calculate the net present value of the FM 92.5 contract’s EBITDA. However, the Company subsequently determined that a 15% discount rate more accurately reflects the rate of return the Company expects to earn on the contract, which resulted in a contract value of $1,709,888. The remaining intangible asset value of $7,338,731 attributable to the May 30, 2008 acquisition was then reallocated to the exclusivity agreement.   Amortization expense on this contract for the three and six months ending December 31, 2008 was $159,700 and $344,417, respectively.

The remainder of the purchase price of $7,388,731 was allocated to an Operating Agreement among Legend Media (Beijing) Consulting Co., Ltd., Tianjin Yinse Lingdong Advertising Co., Ltd. and Ju Baochun, entered into in connection with the Music Radio    Share Purchase Agreement. Mr. Baochun, through a company he owns and operates, is the 80% owner of Music Radio Limited, which is the 20% owner of the post-acquisition variable interest entity ("VIE"), Tianjin Yinse Lingdong Advertising Co., Ltd. Pursuant to the terms of the Operating Agreement, Tianjin Yinse Lingdong Advertising Co., Ltd. and Mr. Baochun are prohibited from:

·	Borrowing money from any third party or assuming any debt;
·	Selling to any third party or acquiring from any third party any assets, including, without limitation, any intellectual rights;
·	Granting any security interests for the benefit of any third party through collateralization of Tianjin Yinse Lingdong Advertising Co., Ltd.'s assets;
·	Assigning to any third party the Operating Agreement entered into by Tianjin Yinse Lingdong Advertising Co., Ltd.'s ; and
·	Selling, transferring and disposing of any license held by Tianjin Yinse Lingdong Advertising Co., Ltd.

The FM 90.5 contract rights primarily relate to an exclusive contract acquired in connection with the acquisition of News Radio Limited, and the contract is being amortized over the 48-month contract period, beginning on July 1, 2008. The contract is with the Beijing FM 90.5 radio station and provides 126 advertising minutes per day or 45,990 minutes per year. Amortization expense on this contract for the three and six months ending December 31, 2008 of $56,543 and $113,069, respectively, has been included in amortization expense in the accompanying consolidated statements of operations and other comprehensive income (loss). See Note 12.

Amortization expense for the Company’s intangible assets for the three months ended December 31, 2008 and 2007 were $394,516 and $0, respectively; amortization expense for the Company’s intangible assets for the six months ended December 31, 2008 and 2007 were $801,234 and $0, respectively.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104. The Company purchases advertising inventory in the form of advertising airtime, the unit being minutes, from radio stations and advertising pages from airline magazines. The Company then distributes these minutes and pages under various sales agreements. We recognize advertising revenue over the term of each sales agreement, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.   Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Barter revenue for the were three months ended December 31, 2008 and 2007 was $747,324 and $47,613 respectively; barter revenue for the six months ended December 31, 2008 and 2007 was $1,204,753 and $47,613, respectively. Barter expense for the three months ended December 31, 2008 and 2007 was $397,223 and $47,613, respectively; barter expense for the six months ended December 31, 2008 and 2007 was $601,790 and $47,613, respectively. Under PRC regulations, the Company is required to pay certain taxes on revenues generated. These taxes include:

•	Business tax: 5% of revenues generated net of fees paid to advertising agencies and media companies for services and advertising inventory;

•	Construction tax: 3% of revenues generated net of fees paid to advertising agencies and media companies for services and advertising inventory;

•	Education tax: 7% of the calculated business tax;

•	Urban development tax: 3% of the calculated business tax; and

•	Flood insurance tax: 1% of the calculated business tax.

The Company has adopted a policy to recognize these taxes in cost of sales in the period incurred.

Cost of Sales

The Company expenses the cost of advertising monthly according to the terms of the underlying contracts. The entire cost of the contract is expensed evenly over the term of agreement starting when the first time advertising is expected to take place. As the advertising inventory does not carry forward, all minutes are expensed whether sold or not.  he Company has adopted a policy to recognize these taxes in cost of sales in the period incurred. Cost of Sales for the three months ended December 31, 2008 and 2007 were $1,523,652and $829,341, respectively; advertising costs for the six months ended December 31, 2008 and 2007 were $2,686,334and $1,443,691, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in its statements of operations and other comprehensive income (loss) the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were outstanding options to purchase 641,820 shares of common stock and warrants to purchase 11,180,294 shares of common stock as of December 31, 2008.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations and other comprehensive income (loss). The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the Unites States. Balances at financial institutions within the PRC are not covered by insurance. As of December 31, 2008 and June 30, 2008, the Company had deposits in excess of federally insured limits totaling $0 (based on the December 31, 2008 temporary FDIC insurance limit of $250,000) and $2,354,139 (based on the June 30, 2008 FDIC insurance limit of $100,000), respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheets. Such items, along with net income, are components of comprehensive income. Translation gains of $27,251 at December 31, 2008 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets. During the three months ended December 31, 2008 and 2007, other comprehensive income in the consolidated statements of operations and other comprehensive loss included translation gains (losses) of $11,276 and  $1,474, respectively; during the six months ended December 31, 2008 and 2007, other comprehensive income in the consolidated statements of operations and other comprehensive loss included translation gains (losses) of $70,111 and  $2,298, respectively.

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the SFAS No. 128 ("SFAS No. 128"), “Earnings Per Share.” Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were options to purchase 681,820 and 0 shares of common stock and warrants to purchase 11,180,294 and 0 shares of common stock outstanding as of December 31, 2008 and 2007, respectively.  The Company had issued and outstanding convertible preferred stock that converted to 1,875,000 and 100,673,600 shares of common stock as of December 31, 2008 and 2007, respectively.  For the three and six months ended December 31, 2008, the Company incurred a net loss in the accompanying statements of operations and other comprehensive income (loss) of $758,873 and 1,998,977 , respectively. For the three and six months ended December 31, 2007, the Company incurred a net income (loss) in the accompanying statements of operations and other comprehensive income (loss) of $114,569 and ($70,338) , respectively. As of December 31, 2008 and 2007 the following potentially dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	December 31,	December 31,
	2008	2007
Options	641,820	0
Warrants	11,180,294	0
Convertible preferred stock	1,875,000	100,673,600
	13,697,114	100,673,600

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128, “Earnings Per Share”.

	Three Months Ended December 31,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income (loss)	$(770,149)			$113,095

Weighed shares outstanding		10,339,775			1,200,000

			$(0.07)			$0.09

Diluted earnings per share

Net loss	N/A			$113,095	$1,200,000

Weighed shares outstanding
Effect of dilutive securities
Convertible preferred stock					100,673,600
					100,673,600
						$0.00

	Six Months Ended December 31,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income (loss)	$(1,998,977)			$(70,338)

Weighed shares outstanding		10,327,837			1,200,000

			$(0.19)			$(0.06)

Diluted earnings per share	N/A			N/A

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has one operating segment (See Note 15).

Minority Interest in Subsidiaries

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Island company and a wholly owned subsidiary of Music Radio Limited. As a result of this purchase, the Company recognized initial minority interest on its consolidated balance sheets in the amount of $15,524. The income (loss) attributed to minority interest has been separately designated in the accompanying statements of operations and other comprehensive income (loss). The Company recognized $126,755 and $114,023 in income attributed to minority interest in the accompanying statements of operations and other comprehensive income (loss) for the three and six months ended December 31, 2008, respectively   There was no income attributed to minority interest for the three and six months ended December 31, 2007.

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

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, and on July 21, 2008, the Company purchased 100% of the common stock of News Radio Limited. Additionally, on November 28, 2008, the Company entered into and closed the Music Radio Acquisition Agreement with Well Chance, Music Radio Limited, , and the Music Radio Shareholders, pursuant to which the Company acquired control of YSLD, another variable interest entity. Due to certain restrictions imposed upon Chinese advertising companies, direct investment and ownership of media and advertising companies in the PRC is prohibited. Therefore, the Company acquired control of Tianjin Yinse Lingdong Advertising Company, Ltd., and the Company acquired control of Beijing Mahiesi Advertising International Co., Ltd. (through its purchase of News Radio Limited). The Company structured the Music Radio Limited and News Radio Limited transactions to comply with such restrictions.

The principal regulations governing foreign ownership in the advertising industry in China include:

·	The Catalogue for Guiding Foreign Investment in Industry (2004); and

·	The Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

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

Because the Company has not been involved in advertising outside of China for the required number of years, the Company’s domestic PRC operating subsidiaries, which are considered foreign-invested, are currently ineligible to apply for the required advertising services licenses in China.  The Company’s PRC operating affiliates hold the requisite licenses to provide advertising services in China and they are owned or controlled by PRC citizens designated by the Company.  The Company’s radio advertising business operates in China though contractual arrangements with consolidated entities in China.  The Company and its newly acquired PRC subsidiaries have entered into contractual arrangements with Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. and YSLD as well as their respective shareholders under which:

·
the Company is able to exert significant control over significant decisions about the activities of Tianjin Yinse Lingdong Advertising Company, Ltd.,  Beijing Mahiesi Advertising International Co., Ltd. and YSLD,

·
a substantial portion of the economic benefits and risks of the operations of Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. and YSLD have been transferred to the Company through a revenue assignment agreement, and

·
The equity owner of Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. and YSLD does not have the obligation to absorb the losses of Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. or YSLD.

As the Company is able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks have been transferred to the Company, it has determined that the advertising entities, Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. and YSLD meet the definition of a VIE. Further, the Company is considered to be the primary beneficiary of the risks and benefits of equity ownership of Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. and YSLD and thus has consolidated these entities in its accompanying financial statements as of December 31, 2008.

Fair Value of Financial Instruments and Concentrations

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” (“SFAS 157”) SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheets at fair value.

Recent Pronouncements

In December 2007, the SEC issued SAB 110, which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment.” In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon the Company’s adoption of SFAS No. 123(R), the Company elected to use the simplified method to estimate the Company’s expected term.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”).SFAS 141R  changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R  requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company believes adopting SFAS 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”) which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS 163”).The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this statement, issued by enterprises included within the scope of Statement 60. Accordingly, this statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement will not have an impact on the Company’s financial statements.

In June 2008, the FASB issued EITF Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company has not yet determined the impact of EITF No. 07-5 on its financial statements.

In April 2008, the FASB issued FSP 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting FSP No.142-3 will have on its financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” ("FSP 158-3") which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the financial position or results for the three and six months ending December 31, 2008.

Note 3 – Prepaid Expenses

The Company had a balance of $553,862 and $313,735 in prepaid expenses at December, 31 2008 and June 30, 2008, respectively.  The balances break down as follows:

	December 31,	June 30,
	2008	2008
Capital raising	$60,000	$9,362
Insurance	8,106	7,966
Legal Services	26,683	2,368
Marketing Services	140	-
Rent	9,681	11,687
Selling expense including commissions and marketing services	449,252	212,784
Accounting services	-	14,749
Computers, furniture and office equipment	-	20,200
Investor relations	-	34,619
	$553,862	$313,735

Note 4 - Deferred Costs and Unearned Revenues

Deferred costs at December 31, 2008 arise from barter transactions by which the Company received services for future period use in exchange for advertising.   Deferred costs amounted to $742,028 and $14,538 at December 31, 2008 and June 30, 2008, respectively.

Unearned revenue at December 31, 2008 arises from both normal trade sales and barter trade sales.  For barter sales, unearned revenue arises when the Company enters into a barter sales agreement, pursuant to which the delivery of the service crosses financial reporting periods.   For normal trade sales, unearned revenue arises when a customer prepays for advertising to be delivered in subsequent periods.  Unearned revenue of $344,720 and $86,659, respectively, has been recognized in the accompanying consolidated balance sheets at December 31, 2008 and June 30, 2008, respectively, representing the Company’s entire unearned revenue obligation to deliver advertising for customers in subsequent periods.

Note 5 - Long term deposits, contract guarantees and transaction deposits.

The Company secures advertising rights from radio channels and airline magazines.  In cases where the radio channel or airline magazine requires a deposit to secure the contract, the Company records such deposits and presents them in the balance sheet as long term deposits, contract guarantees and transaction deposits.   The transaction deposits presented in this account relate to payments made to acquisition targets prior to the completion of transaction.

Long term deposits, contract guarantees and transaction deposits consisted of the following:

	December 31,	December 31,
	2008	2007
Deposit for Music Radio Acquisition	$-	$500,000
FM 107.1 Shenzhen contract deposit	153,930	-
FM 90.5 Beijing contract deposits	521,896	-
	$675,826	$500,000

Note 6 - Accrued Liabilities

Accrued liabilities in the accompanying consolidated balance sheets at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31,	June 30,
	2008	2008
Compensation	$215,833	$120,833
Revenue and tax levies	233,015	102,612
Legal fees	161,303	161,303
Commissions	-	41,669
Payroll taxes and employee welfare expenses	76,780	19,778
Other accrued expenses	21,092	21,092
Rent	35,731	3,056
Income taxes (PRC)\	526,710	135,125
Advertising Iventory	111,172	-
	$1,381,636	$605,468

Note 7 - Notes Payable

RMK Emerging Growth Opportunity Fund LP Note Agreement

On January 31, 2008, in connection with the share exchange agreement discussed under Note 1, Well Chance entered into a loan agreement by and between Well Chance and RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which Well Chance had the right to borrow $375,733 from RMK as a short term bridge loan. The advances on the loan occurred in February 2008, and are due one year from the date of the initial advance along with all applicable loan fees. Notwithstanding the foregoing, in the event of the issuance and sale of equity or equity-linked securities by Well Chance or the Company to investors (other than investors who are stockholders of Well Chance at the time of the loan), which issuance and sale results in gross proceeds to Well Chance of at least $3,000,000 prior to the maturity date, then full repayment of the loan amount, the loan fee and any additional loan fee owed to RMK as of the closing date of such financing (as calculated above) shall be payable by the Company to RMK no later than five business days after the closing date of the equity financing. On July 1, 2008, the Company raised $3,000,000 through an unregistered sale of its Series A convertible preferred stock. As of December 31, 2008, the note had not been repaid and the full $375,733 principal balance and $228,812 of accrued interest  is outstanding on the RMK note. The Company has classified the loan as short-term in the accompanying balance sheets.

In addition, pursuant to the RMK loan agreement, Well Chance executed and delivered to RMK a security agreement to secure the repayment of the loan by granting RMK a continuing security interest in all presently existing and subsequently acquired assets and property of Well Chance of whatever nature and wherever located (except for any such assets for which, by the terms of any agreement in existence on the date of the loan agreement does not permit the granting of a security interest, in which case Well Chance shall grant to RMK a security interest in all proceeds received by Well Chance generated by such assets). In connection with this loan the Company issued warrants to purchase 150,294 shares of common stock with an exercise price of $2.50 per share. See Note 10 for description of warrants.

The due date on this loan was February 10, 2009.  The Company is working out an extension with the related party holder of the note. Related party interest expense of $88,712 and $183,734 has been included in the accompanying statements of operations and other comprehensive income (loss) for the three and six months ended December 31, 2008 related to this note.  Of the $375,733 original loan amount, the full $375,733 is outstanding and is classified as related party note payable in the amount of $357,201, net of debt discount of $18,532 in the accompanying consolidated balance sheets at December 31, 2008. RMK is a fund controlled by a shareholder who is also the CEO of ARC Investment Partners, LLC, a shareholder of the Company. (See Note 14)

Kantor and Blueday Loan Agreements

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

Pursuant to the terms of the Kantor Loan and Blueday Loan, the Company must repay the loans plus applicable loan fees (described below) by June 30, 2008. If the Company had repaid the outstanding principal amount of each of the loans by April 1, 2008, then the loan fees would have been $50,000 for the Kantor Loan and $125,000 for the Blueday Loan. Any partial repayments delivered to Mr. Kantor or Blueday after April 1, 2008 will be applied in accordance with a formula set forth in the applicable loan agreement by dividing such partial repayments between the outstanding principal amount, the outstanding loan fee, and the applicable additional loan fee due on the date of repayment. In the event that the Company does not pay a loan in full, including the outstanding loan fee, on or before April 1, 2008, then, in addition to the outstanding principal amount and loan fee due, the Company must also pay to Mr. Kantor and Blueday, as applicable, an additional loan fee based on a percentage of the outstanding principal amount of the loan at the time repayment is made. If the Company does not repay a loan by April 1, 2008 but repays such loan in full, including the outstanding loan fee, on April 2, 2008 or the 44-day period thereafter, the applicable additional loan fee will be 10% of the outstanding principal amount of the loan at the time repayment is made. The additional loan fee percentage amount is an additional 10% for each 45-day period subsequent to the initial 45-day period and will continue to accrue until the Company pays such loan in full. In the event that the Company does not repay a loan in full, including the outstanding loan fee and the applicable additional loan fee, on or before June 30, 2008, then the additional loan fee will continue to increase, and Mr. Kantor or Blueday will have the right to terminate the applicable loan agreement and declare any amounts owed on such loan due and payable. The Company has classified the Kantor Loan and the Blueday Loan as short-term in the accompanying balance sheets.

On June 30, 2008, waivers of default were executed on the Kantor and Blueday loans, extending the term of the loans to August 31, 2008.  The Company has continued dialogue with the note holders and no formal request for payment has been made.  The Company has repaid both Kantor an amount equal to his original loan; the remaining principal balance is a function of allocating payments.  Blueday has received cash payments totaling more than their original investment; however, as with Kantor, the payments were allocated leaving a principal balance.   As a result, the Company based on conversations with both parties believe the note holders will continue to extend via not declaring the Company in default.  As of [should be December 31, 2008,2008] the Company owed $70,093, on the Kantor Loan representing $33,000 of principal and $37,093 of interest and additional fees. As of December 31, 2008, the Company owed $104,560, on the Blueday Loan representing $23,000 of principal and $81,560 of interest and additional expenses.

	Original Note Balance	Balance as of December 31, 2008
Kantor	$100,000	$33,000
Blueday	$250,000	$23,000
Gross notes payable	$350,000	$56,000
Debt discounts		-
Notes payable, net		$56,000

Interest expense was $31,287 and $201,155 for the three and six months ended December 31, 2008, respectively, in the accompanying statements of operations and other comprehensive income (loss).  There was no interest expense for these notes for the three and six months ended December 31, 2007.

Note 8 - Other Payables

Following is a summary of other payables at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008
Insurance	$10,834	$-
Office Expenses	4,555	378
Service commitment to provide advertising pages	75,059	74,496
Other	7,711	7,275
	$98,160	$82,149

Note 9 - Variable Interest Entities

At December 31, 2008, the Company consolidated the balance sheets and operations of Tianjin Yinse Lingdong Advertising Co., Ltd., the VIE controlled under the Music Radio Limited acquisition on May 30, 2008. On July 21, 2008, the Company completed the acquisition of News Radio Limited, and with the purchase the Company acquired control of Beijing Mahiesi Advertising International Co., Ltd., another VIE. On November 28, 2008, the Company entered into and closed the Music Radio Share Purchase Agreement with Well Chance, Music Radio Limited, and the Music Radio Shareholders pursuant to which the Company acquired control of YSLD, HTLG another VIE. See Note 12 for acquisition details. These three VIEs have been consolidated with the Company’s financial statements at December 31, 2008.

The following is the condensed balance sheet of Beijing Mahiesi Advertising International Co., Ltd., the VIE consolidated on the Company’s balance sheet in connection with the acquisition of News Radio Limited, as of the July 21, 2008 date of acquisition:

	Book value	Fair value
Assets:
Cash	$286	$286
Accounts receivable	11,752	11,752
Prepaid expenses	6,292	6,292
Deferred costs	43,064	43,064
Other receivables	3,294	3,294
Fixed assets, net	5,480	5,480
Contract deposits	522,964	522,964
FM 90.5 Contract rights	-	1,016,196
Total Assets	$593,132	$1,609,328

Liabilities:
Accounts payable	$6,337	$6,337
Accrued expenses	5,658	5,658
Other payables	297,269	297,269
Total Liabilities	309,264	309,264

Equity	283,868	1,300,064
Total Liabilities and Equity	$593,132	$1,609,328

The intangible assets acquired have been recorded at fair value, as required under FIN 46R. The Company consolidated all balances in the accompanying December 31, 2008 consolidated balance sheets. The operations of the VIE for the period from July 21, 2008 (date of acquisition) through December 31, 2008 have been included in the Company’s consolidated statements of operations and other comprehensive loss. See Note 12 for details of the acquisition.

The Company has accounted for the acquisition of the YSLD in a manner similar to a pooling of interests due to VIE common control at the time of the transaction. This accounting treatment requires the Company to restate its historical consolidated financial statements from July 1, 2007 through the date of acquisition that includes a consolidation of YSLD from that date. Fair value of the variable interest entity associated with YSLD is not considered when accounting for the acquisition in a manner similar to a pooling of interests. The operations of the VIE for the six months ended December 31, 2008 and 2007 have been included in the Company’s consolidated statements of operations and other comprehensive income (loss). See Note 12 for required disclosures for the acquisition of YSLD.

Note 10 - Stock Options and Warrants

Stock Options

The Company entered into an employment agreement with Mr. Jeffrey Dash on January 31, 2008. Effective January 31, 2008, Mr. Dash was appointed the President and Chief Executive Officer of the Company. Pursuant to the employment agreement Mr. Dash was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The options vest over 33 months, with 25% of the options vesting after the first three months and the remaining 75% of the options vesting equally every three months at a rate of 30,000 shares per month. The fair value of the options was $120 . The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 100%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On May 19, 2008, the Company entered into an employment agreement with Mr. William Lee. Effective June 2, 2008, Mr. Lee was appointed the Chief Operating Officer of the Company. Pursuant to the employment agreement, Mr. Lee was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of $3.25 per share. The options vest over 33 months, with 12.5% of the options vesting after the first three months and the remaining 75% of the options vesting equally every three months at a rate of 30,000 shares per three months. The fair value of the options was $783,280. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 92%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. On October 31, 2008, Mr. Lee left the Company, At that time of his departure from the Company he held 81,820 fully vested options and forfeited 318,180 options.   The Company’s board of directors agreed to grant Mr. Lee two years from the date of his departure to exercise the fully vested options.

On March 28, 2008, the Company granted to each of two of its directors options to purchase 80,000 shares of the Company’s common stock with an exercise price of $2.50 per share. The options vest on a quarterly basis (in arrears) over a 24 month period commencing on the date of each director's appointment to the board. The fair value of the options was $355,088. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 90%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On May 19, 2008, the Company granted options to another director to purchase 80,000 shares of the Company’s common stock with an exercise price of $3.70 per share. The options vest on a quarterly basis (in arrears) over a 24 month period commencing on the date of the director's appointment to the board. The fair value of the options was $155,328. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 96%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On November 15, 2008, Richard Vogel resigned as a director of the Company.  At the time of his resignation, he held 31,556 fully vested options and all were forfeited.

Following is a summary of the stock option activity:

	Number of options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of July 1, 2008	1,040,000	$2.88	$-
Granted	-	-	-
Forfeited	398,180	3.10	-
Exercised	-	-	-
Outstanding as of December 31, 2008	641,820	$2.75	$-
Exercisable options:
June 30, 2008	194,224	2.69	-
December 31, 2008	326,153	$2.80	-

Warrants

Under the loan agreement with RMK described in Note 7 at the closing of the share exchange agreement described in Note 1 the Company issued RMK a warrant to purchase 150,294 shares of the Company’s common stock. The warrant was exercisable upon issuance and is exercisable until the third anniversary of the issuance date of the warrant. The warrant exercise price is $2.50 per share. The relative fair value of the warrants was $108,261 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, and a dividend yield of 0% and volatility of 90%. Of the $375,733 proceeds from the loan, the fair value of the warrants is recorded as debt discounts and are being amortized over the term of the loan.

On March 30, 2008, and pursuant to the terms of the Kantor Loan and Blueday Loan described in Note 7 the Company issued to Mr. Kantor and Blueday warrants to purchase 40,000 and 50,000 shares of the Company's common stock, respectively, at an exercise price of $2.50 per share, subject to adjustments under the terms of the warrants. The warrants are exercisable upon issuance and until the third anniversary of the issuance date of the warrants. The warrants may be exercised in a cashless manner. The relative fair value of the warrants issued in connection with the Kantor Loan was $28,082 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 97%. Of the $100,000 proceeds from the loan, the fair value of the warrants is recorded as debt discounts and are being amortized over the term of the loan. The relative fair value of the warrants issued in connection with the Blueday Loan was $40,837 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 97%. Of the $250,000 proceeds from the Blueday note, the relative fair value of the warrants is recorded as debt discounts and will be amortized over the term of the loan.

On April 21, 2008, and pursuant to the terms of a loan agreement with Newport Capital Group ("Newport"), the Company issued Newport a warrant to purchase 40,000 shares of the Company's common stock at an exercise price of $2.50 per share, subject to adjustment under the terms of the warrant. The warrant is exercisable upon issuance and until the third anniversary of the loan date. The warrant may be exercised in a cashless manner. The relative fair value of the warrant was $554,536 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of four months, a risk free interest rate of 0.9%, a dividend yield of 0% and volatility of 96%. Of the $200,000 proceeds from the loan, the relative fair value of the warrant is recorded as a debt discount and has been amortized over the term of the loan. In addition, since this warrant is exercisable into shares of common stock at a one to one ratio, an embedded beneficial conversion feature was recorded in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The relative fair value of the beneficial conversion feature was $44,626 and has been classified in additional paid-in capital in the December 31, 2008 consolidated balance sheets.

On July 1, 2008, the Company issued warrants to purchase 600,000 shares of the Company's common stock to Maoming China Fund ("Maoming") in connection with a preferred stock placement that closed on the same date. The warrants are immediately exercisable at an exercise price of $2.50 per share until their expiration on June 30, 2011 and are exercisable on a cashless basis at any time after July 1, 2009 and until June 30, 2011 if the common stock underlying the warrants has not been registered with the SEC by such date. The relative fair value of the 600,000 warrants issued with the Series A convertible preferred stock was $554,536. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 69%, (3) risk free interest of 2.9% and (4) dividend rate of $0%. In addition, since the Series A convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature was $604,536. The beneficial conversion feature is considered a deemed dividend, but the Company has an accumulated deficit; therefore, the entry is not recorded as the accounting entry would be both a debit and a credit to additional paid in capital.

On August 29, 2008, the Company issued warrants to purchase 300,000 shares of the Company's common stock to Maoming in connection with a preferred stock placement that took place on the same date (see Note 11) and in connection with its preferred placement on July 1 2008. The warrants are immediately exercisable at an exercise price of $2.50 per share until their expiration on August 28, 2011 and are exercisable on a cashless basis at any time after August 29, 2009 and until August 28, 2011 if the common stock underlying the warrants has not been registered with the SEC by such date. The relative fair value of the 300,000 warrants issued with the Series A convertible preferred stock was $189,670. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.5 years; (2) volatility of 92%, (3) risk free interest of 2.4% and (4) dividend rate of $0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature would be calculated as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” However, the conversion price on the issuance date was greater than the stock price on that date and thus no intrinsic value arose from the issuance of the convertible preferred shares. Therefore, no beneficial conversion feature was recognized on the Company’s accompanying consolidated balance sheets.

On November 28 2008, the Company issued warrants to purchase 10,000,000 shares of the Company's common stock to BaoChun Ju in connection with the Music Radio Acquisition Agreement dated November 28, 2008 that gave effective control of YSLD to Legend Media, Inc.  See Note 11. The warrants were issued in two tranches of 5,000,000 warrants per tranche.  Tranche 1 warrants are immediately exercisable at an exercise price of $0.40 per share until their expiration on November 28, 2011 and are exercisable on a cashless basis at any time after November 28, 2009 and until November 28, 2011 if the common stock underlying the warrants has not been registered with the SEC by such date.   The relative fair value of the 5,000,000 warrants issued in connection with the Music Radio Acquisition Agreement was $2,123,992. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 147%, (3) risk free interest of 4.5% and (4) dividend rate of $0%.  The Tranche 2 warrants are immediately exercisable at an exercise price of $0.80 per share until their expiration on November 28, 2013 and are exercisable on a cashless basis at any time after November 28, 2009 and until November 28, 2013 if the common stock underlying the warrants has not been registered with the SEC by such date.  The relative fair value of the 5,000,000 warrants issued with the Music Radio Acquisition Agreement was $2,263,931. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of five years; (2) volatility of 147%, (3) risk free interest of 4.5% and (4) dividend rate of $0%.  The Company recorded the relative fair value of the warrants as a deemed dividend related to pooling of subsidiary, resulting from the Music Radio Acquisition Agreement for YSLD.

Note 11 - Stockholders Equity

Unregistered Sale of Series A Convertible Preferred Stock

On August 29, 2008, the Company completed the sale of 625,000 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 300,000 shares of the Company's common stock to Maoming for gross proceeds to the Company of $1,500,000 in cash. The sale of the Series A convertible preferred stock and warrants to Maoming occurred pursuant to the terms of a Securities Purchase Agreement (the "Maoming Purchase Agreement") dated March 31, 2008, between the Company and Maoming,. The Maoming Purchase Agreement closed in connection with the Company’s previously announced acquisition of its second media advertising business operating in the China, PRC News Radio Limited.

The warrants issued to Maoming are immediately exercisable at an exercise price of $2.50 per share until their expiration on August 28, 2011 and are exercisable on a cashless basis at any time after August 29, 2009 and until August 28, 2011 if the common stock underlying the warrants has not been registered with the SEC by such date. See Note 10.

In accordance with the terms of the Maoming Purchase Agreement, Maoming is obligated to purchase an additional 208,333 shares of Series A convertible preferred stock and additional warrants to purchase 100,000 shares of common stock for $500,000. The Company expects these securities to be issued on an as-needed basis.

Common Shares Issued for Investment in News Radio. Limited

On July 21, 2008, the Company closed the acquisition of News Radio Limited, under the terms of the News Radio Share Purchase Agreement that the Company entered into on June 4, 2008. As part of the purchase price, the Company delivered to the News Radio Shareholders shares of the Company's common stock, with an aggregate value of 2,000,000 RMB. On July 21, 2008, the acquisition was closed and the amount was settled at 104,427 common shares with a value of $293,800 based on the currency exchange rate used. See Note 12 for acquisition of News Radio Limited.

Series B Convertible Preferred Stock Issued in connection with YSLD and Conversion to Common Stock

As consideration for the acquisition of YSLD, the Company issued 5,033,680 shares of its newly created Series B convertible preferred stock to Ju Baochun, the owner of YSLD. Each share of the Series B convertible preferred stock is initially convertible into 20 shares of common stock, or an aggregate of 100,673,600 shares of common stock, representing approximately 90.6% of the issued and outstanding common stock of the Company on an as-converted basis (not including the Company’s outstanding Series A convertible preferred stock, warrants or options). Under the terms of the Series B convertible preferred stock, all shares of this Series B convertible preferred stock are to be automatically converted into fully paid and non assessable shares of common stock on the date that the Company amends its Articles of Incorporation such that there is a sufficient number of shares of common stock authorized by the Company to allow full conversion of all outstanding shares of the Series B convertible preferred stock into shares of common stock. Further, the holders of the Series B convertible preferred stock are entitled to the same voting rights as if they were common stockholders of the Company, based on the number of shares of common stock into which the holder’s aggregate number of shares of the Series B convertible preferred stock are convertible. The Series B convertible preferred stock was converted into common stock on December 21, 2008, the date that the Company amended its Articles of Incorporation and authorized a sufficient number of shares to satisfy the conversion.

Deemed Dividend Arising from the Acquisition Agreement for the effective control of YSLD

The Company recorded the Acquisition Agreement for the effective control of YSLD as a deemed dividend in the amount of $51,561,046, which represents the $51,343,536 value of the 100,673,600 shares of common stock into which the Series B Preferred Stock was convertible, less the net book value of YSLD net assets of ($217,510) on the date of acquisition. The closing gives Legend Media effective control of the YSLD, a PRC-based company that has the exclusive sales contract for Xinhua Airline Magazine, the airline magazine for Hainan Airline Group.

Dividend Paid to Owner for Account Balances Retained After Acquisition of YSLD

Pursuant to the Acquisition Agreement for the effective control of YSLD, the HTLG balances for cash, accounts receivable, related party payables remained with HTLG after the HTLG airline business became controlled by YSLD on November 30, 2008.  The net debit balance of the transaction was $1,322,226 which was recorded against retained earnings as a dividend.

Note 12 - Acquisition

Acquisition of News Radio Limited

On July 21, 2008, the Company closed a transaction pursuant to which Well Chance purchased 100% of the common stock of News Radio Limited. The transaction occurred pursuant to the terms of the News Radio Share Purchase Agreement that the Company entered into on June 4, 2008 with Well Chance and the News Radio Shareholders. As a result of the acquisition, the Company obtained control of the following subsidiaries the Company

•	CRI News Radio Limited (100%-owned)

•	Legend Media (Beijing) Information and Technology Co., Ltd. (100%-owned)

•	Beijing Maihesi Advertising International Co., Ltd. (100%-controlled as VIE)

At the closing of the purchase of News Radio Limited, the Company delivered to the News Radio Shareholders shares of the Company's common stock, with an aggregate value of 2,000,000 RMB (on June 5, 2008, this was approximately $287,728 based on the currency exchange rate on that date). Subsequently on July 21, 2008, the acquisition was closed and the amount was settled at approximately $293,800 based on the currency exchange rate on that date. The change from June 5, 2008 to July 21, 2008 in USD is due to the change in the currency exchange rate. The purchase price was based on the weighted average trading price of the common stock for the 30 trading days immediately before June 4, 2008 (68,388 shares were actually delivered).) In addition, (i) within 28 days after closing of the purchase of News Radio Limited, the Company is obligated to deliver RMB 5,250,000 (On June 5, 2008, this was approximately $755,287 based on the currency exchange rate on that date). Subsequently on July 21, 2008, the acquisition was closed and the amount was settled at approximately $771,225, based on the currency exchange rate on that date, (the change from June 5, 2008 to July 21, 2008 in USD is due to the change in the currency exchange rate) and (ii) within 90 days after closing of the acquisition the Company is obligated to deliver RMB 1,600,000 (on June 5, 2008, this was approximately $230,182 based on the currency exchange rate on that date.) Subsequently on July 21, 2008, the acquisition was closed and the amount was settled at approximately $235,040 based on the currency exchange rate on that date. As of December 31, 2008, the Company has delivered the 104,427 shares associated with the News Radio Share Purchase Agreement.

During the six months ended December 31, 2008, the Company paid $749,990 towards the purchase, and at December 31, 2008, the Company recognized the remaining $256,275 in Related Party Payables in its consolidated balance sheets. See Note 14.

In addition, the News Radio Shareholders will receive additional, performance-based consideration within 30 days of year-end 2008, 2009 and 2010 based on the net revenues and net income for such periods of Beijing Maihesi Advertising International Co., Ltd., a company limited by shares, organized in the PRC and wholly owned by the News Radio Shareholders, as follows: (a) if for the seven-month period ending December 31, 2008, net revenues equal or exceed 90% of RMB 12,000,000 and net income equals or exceeds RMB 0, the News Radio Shareholders will receive shares of the Company’s common stock with an aggregate value of RMB 2,500,000 (approximately $359,660 based on the currency exchange rate on June 5, 2008) with a price per share equal to the weighted average trading price for the 30 trading days immediately prior to the date such amount becomes payable; (b) if for the 12-month period ending December 31, 2009, net revenues equal or exceed 80% of RMB 30,000,000 and net income equals or exceeds RMB 6,000,000, the News Radio Shareholders will receive RMB 4,000,000 (approximately $575,457 based on the currency exchange rate on June 5, 2008) in the form of cash, the number of shares of the Company’s common stock as determined by a price per share equal to the weighted average trading price for the 30 trading days immediately prior to the date such amount becomes payable, or a combination of the two, at the election of the Sellers; News Radio Shareholders and (c) if for the 12-month period ending December 31, 2010, net revenues equal or exceed 80% of RMB 34,000,000 and net income equals or exceeds RMB 8,000,000, the News Radio Shareholders will receive RMB 8,000,000 (approximately $1,150,914 based on the currency exchange rate on June 5, 2008) in the form of cash, the number of shares of the Company’s common stock as determined by a price per share equal to the weighted average trading price for the 30 trading days immediately prior to the date such amount becomes payable, or a combination of the two, at the election of the News Radio Shareholders. Pursuant to the terms of the News Radio Share Purchase Agreement, Well Chance and the News Radio Shareholders will mutually select an impartial auditor to audit and determine, according to U.S. generally accepted accounting principles, the Beijing Maihesi Advertising International Co., Ltd. net revenues and net income for the relevant time-periods. For the seven-month period from the acquisition date to December 31, 2008, the net revenues of Beijing Maihesi Advertising International Co., Ltd. were RMB 3,334,050 and net loss was RMB 6,131,817 RMB.

After the closing of the News Radio Share Purchase Agreement the Company became the indirect beneficiary of several agreements entered into by the Company's affiliates.

In connection with the closing of the News Radio Share Purchase Agreement CRI News Radio Limited, a Hong Kong company wholly owned by News Radio Limited through its subsidiary, a company organized in China, Legend Media (Beijing) Information and Technology Co., Ltd. ("Legend Media IT"), entered into an Exclusive Technical, Operational, Business Consulting and Services Agreement (the "News Radio Service Agreement") with Beijing Maihesi Advertising International Co., Ltd. and the News Radio Shareholders pursuant to which Legend Media IT became the exclusive provider of technical, operational, business consulting and other services to Beijing Maihesi Advertising International Co., Ltd. in exchange for a service fee and bonus as described in more detail in the News Radio Service Agreement. The term of the News Radio Service Agreement is 10 years with an automatic renewal for another 10-year term unless a party provides written notice that it does not wish to renew the News Radio Service Agreement. Beijing Maihesi Advertising International Co., Ltd. agreed to several important covenants in the News Radio Service Agreement, including (but not limited to), agreeing not to appoint any member of Beijing Maihesi Advertising International Co., Ltd.’s senior management without Legend Media IT's consent and to grant Legend Media IT certain informational rights. In addition, in the News Radio Service Agreement, each of the News Radio Shareholders (a) pledged his 100% equity interest in Beijing Maihesi Advertising International Co., Ltd. to Legend Media IT as a guarantee of Beijing Maihesi Advertising International Co., Ltd.’s fulfillment of its obligations under the News Radio Service Agreement; (b) granted to Legend Media IT or its designee an option to purchase any or all of his equity interest in Beijing Maihesi Advertising International Co., Ltd. at nominal value; and (c) agreed not to dispose of or encumber any of his equity interest in Beijing Maihesi Advertising International Co., Ltd. without the Entity's Legend Media IT prior written consent.

Legend Media IT also entered into an Operating Agreement (the "News Radio Operating Agreement") with Beijing Mahiesi Advertising International Co., Ltd. and the News Radio Shareholders to secure the performance of the parties' obligations under the News Radio Service Agreement. Pursuant to the terms of the News Radio Operating Agreement: (a) Beijing Mahiesi Advertising International Co., Ltd. and the News Radio Shareholders agreed not to cause Beijing Mahiesi Advertising International Co., Ltd. to, conduct any transactions which may have a material adverse effect on its assets, obligations, rights or operations without Legend Media IT’s prior written consent; (b) Beijing Mahiesi Advertising International Co., Ltd. and the News Radio Shareholders granted Legend Media IT certain informational rights; (c) the Beijing Mahiesi Advertising International Co., Ltd. and the News Radio Shareholders agreed to submit Beijing Mahiesi Advertising International Co., Ltd.’s annual budget and monthly cash requirement plans to Legend Media IT for approval, obtain the Legend Media IT’s approval for withdrawals from Beijing Mahiesi Advertising International Co., Ltd.’s bank accounts, and accept corporate policies and guidance from the Legend Media IT with respect to the appointment and dismissal of senior management, daily operations and management and financial administrative systems; (d) Beijing Mahiesi Advertising International Co., Ltd. and the News Radio Shareholders agreed to appoint or cause to be appointed the individuals nominated by the Legend Media IT to become directors, general manager, chief financial officer or other senior management of Beijing Mahiesi Advertising International Co., Ltd.; and (e) the News Radio Shareholders unilaterally entered into Authorization Agreements (the "News Radio Authorization Agreements") pursuant to which each of the News Radio Shareholders authorized Jeffrey Dash, the Company's Chief Executive Officer, to exercise voting rights with respect to shares of Beijing Mahiesi Advertising International Co., Ltd. at Beijing Mahiesi Advertising International Co., Ltd.’s shareholders' meeting. The term of the News Radio Operating Agreement is 10 years with an automatic renewal for another 10-year term unless a party provides written notice that it does not wish to renew the News Radio Service Agreement. The term of each of each of the News Radio Authorization Agreements is 10 years but each terminates automatically upon the earlier termination of the News Radio Service Agreement.

The acquisition value was derived as (a) the net asset value on the acquisition date, and (b) the cost of the Company to enter into the contract based on the value of inventory to be received over the term of the contract. The Company acquired News Radio Limited in accordance with its growth strategy in the PRC radio advertising distribution business. The acquisition gives the Company effective control of the PRC-based company that has the exclusive sales contract for the Beijing, PRC based radio channel FM 90.5. Beijing is a metropolis in northern PRC with a population of over 17 million. As with Tianjin, it is one of four municipalities in the PRC with status as a province in the PRC’s administrative structure. Beijing is the PRC’s second largest city, after Shanghai, and is recognized as the political, educational and cultural center of the PRC. Beijing has a rapidly developing economy with an expanding affluent population. Beijing is of strategic importance to the Company’s objective of building a market leading brand position in the radio advertising industry. The exclusive sales contract for Beijing FM 90.5 is for four years (two years plus a two year option) and grants the Company, through its operating affiliate, Beijing Maihesi International Advertising Co., Ltd., the right to be the exclusive advertising agent for the channel, under which the Company has the exclusive rights to manage and sell all advertising minutes for the radio station. The contract provides the Company with an additional 45,990 of radio advertising minutes per year. The exclusive rights to sell advertising also extend to program sponsorship which the Company expects will provide additional advertising inventory for sale. The exclusive sales contract was originally entered into by News Radio Limited in May 2008, so as of July 3, 2008 the business was still in start-up phase but in the process of opening an office and expanding staff. The Company plans to hire its own staff while still using third party sales and marketing companies in an effort to maximize first year performance. The exclusive contract for Beijing FM 90.5 is with a subsidiary of China Radio International, the owner of the radio channel. As part of the exclusive sales agreement, the Company, through its operating affiliate, [specify affiliate?] is provided with the first right of refusal to be the exclusive agent for Beijing FM 90.5 as it expands its content to frequencies outside of Beijing.

The purchase price was derived as (a) the net asset value on the acquisition date, and (b) the cost of the Company to enter into the contract based on the value of inventory to be received over the term of the contract. The contact is with the Beijing FM 90.5 radio station. The contract provides 45,990 minutes per year. The contract is being amortized over a four-year life, based on the initial contract term beginning July 1, 2008. Amortization expense on this contract for the three and six months ended December 31, 2008 of $56,543 and $113,069, respectively, has been included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income (loss).

Acquisition Agreement for the effective control of YSLD

On November 28, 2008, the Company entered into and closed the Music Radio Acquisition Agreement with Well Chance, Music Radio Limited, and the Music Radio Shareholders. Pursuant to the Music Radio Acquisition Agreement, the Company acquired control over YSLD and caused the contribution of an airline advertising business of HTLG to YSLD.  YSLD and HTLG were under common control. In exchange for the acquisition of control, the Company issued 5,033,680 shares of its newly-created Series B convertible Preferred Stock, to the Music Radio Shareholders and two warrants to purchase an aggregate of 10,000,000 shares of the Company's common stock, to Ju Baochun.   As a result of the acquisition, the Company obtained 100% control of YSLD.

In determining the amount of consideration to be paid in the Music Radio Acquisition Agreement the Company reviewed and compared publicly available selected financial data and stock trading prices for public companies chosen based on their common participation in the Chinese advertising and media industry, and conducted a discounted cash flow analysis. Applying the conclusions drawn therefrom, the number of shares of Series B convertible preferred stock issued in the Music Radio Acquisition Agreement was calculated based on an aggregate purchase price of RMB275, 000, 000, a currency exchange rate of RMB6.829 to U.S. $1, and a per share issue price of 20 times the greater of (a) 75% of the weighted average trading price of one share of common stock for the 15 trading days ended on the third day before closing, and (b) $0.40. Because 75% of the weighted average trading price for the common stock during the period was $0.3440, the per share issue price used was $0.40. As more fully described below, each share of Series B convertible preferred stock is initially convertible into 20 shares of common stock or an aggregate of 100,673,600 shares of common stock representing approximately 90.6% of the issued and outstanding common stock on an as-converted basis (not including the Company's outstanding Series A convertible preferred stock warrants or options).

One of the warrants issued to Ju Baochun upon closing of the Music Radio Acquisition Agreement is immediately exercisable for 5,000,000 shares of common stock at an exercise price of $0.40 per share until November 28, 2011 (the "First Expiration Date") and is exercisable on a cashless basis at any time after November 28, 2009 and until the First Expiration Date if the shares of common stock underlying the warrant have not been registered with the SEC by such date. The other warrant issued to Ju Baochun upon closing of the Music Radio Acquisition Agreement is immediately exercisable for 5,000,000 shares of common stock at an exercise price of $0.80 per share until November 28, 2013 (the "Second Expiration Date") and is exercisable on a cashless basis at any time after November 28, 2009 and until the Second Expiration Date if the shares of common stock underlying the warrant have not been registered with the SEC by such date.

Upon the closing of the Music Radio Acquisition Agreement the Company became the beneficiary of several agreements. As a condition to closing, Legend Media IT entered into an Exclusive Technical, Operational, Business Consulting and Services Agreement (the “Music Radio Services Agreement”) with YSLD, a company owned by Xue Wei and Ju Bingzhen, the father of Ju Baochun. Ju Bingzhen and Xue Wei are also parties to the Music Radio Services Agreement. Pursuant to the Music Radio Services Agreement, Legend Media IT became the exclusive provider of technical, operational, business consulting and other services to YSLD in exchange for a service fee and bonus as described in more detail in the Music Radio Services Agreement. The financial results of YSLD will be consolidated with the Company's financial statements. The term of the Music Radio Services Agreement is 10 years with an automatic renewal for another 10-year term unless either party provides written notice to the other party that it does not wish to renew the Music Radio Services Agreement. YSLD agreed to several important covenants in the Music Radio Services Agreement, including (but not limited to), agreeing not to appoint any member of YSLD’s senior management without Legend Media IT’s consent and to grant Legend Media IT certain informational rights. In addition, pursuant to the Music Radio Services Agreement, each of Ju Bingzhen and Xue Wei: (a) pledged their equity interests (representing 100% of the equity interest) in YSLD to Legend Media IT as a guarantee of YSLD’s fulfillment of its obligations under the Music Radio Services Agreement; (b) granted to the Legend Media IT or its designee an option to purchase any or all of their equity interest in YSLD at nominal value to the extent permitted under applicable laws and regulations; and (c) agreed not to dispose of or encumber any of their equity interest in YSLD without Legend Media IT’s prior written consent.

Legend Media IT also entered into an Operating Agreement (the "Music Radio Operating Agreement") with YSLD and the Music Radio Shareholders to secure the performance of the parties' obligations under the Music Radio Services Agreement. Pursuant to the terms of the Music Radio Operating Agreement: (a) YSLD, Ju Bingzhen and Xue Wei agreed not to, or to cause YSLD not to, conduct any transactions which may have a material adverse effect on the Target's assets, obligations, rights or operations without the Legend Media IT’s prior written consent; (b) YSLD, Ju Bingzhen and Xue Wei granted the Legend Media IT certain informational rights; (c) YSLD, Ju Bingzhen and Xue Wei agreed to submit the YSLD’s annual budget and monthly cash requirement plans to Legend Media IT for approval, obtain Legend Media’s approval for withdrawals from YSLD’s bank accounts, and accept corporate policies and guidance from Legend Media IT with respect to the appointment and dismissal of senior management, daily operations and management and financial administrative systems; (d) YSLD, Ju Bingzhen and Xue Wei agreed to appoint or cause to be appointed the individuals nominated by the Legend Media IT to become directors, general manager, chief financial officer or other senior management of YSLD and (e) each of Ju Bingzhen and Xue Wei entered into an Authorization Agreement (the "Music Radio Authorization Agreement") pursuant to which each authorized Jeffrey Dash, the Company's Chief Financial Officer, to exercise his voting rights with respect to shares of YSLD at YSLD’s stockholders' meetings. The term of the Music Radio Operating Agreement is 10 years with an automatic renewal for another 10-year term unless any party provides written notice to the other parties that it does not wish to renew the Music Radio Operating Agreement. The term of each of the Music Radio Authorization Agreements is 10 years but it terminates automatically upon the earlier termination of the Music Radio Services Agreement.

For the purpose of this combination between YSLD and HTLG and pursuant the Music Radio Acquisition Agreement, the account receivables and accounts payable of HTLG related to the airline advertising business that occurred on or prior to November 30, 2008 shall remain with HTLG. The transaction is between parties under common control and has been accounted for in a manner similar to a pooling of interests. As a result of the transaction described above, the historical financial statements presented are a combination of YSLD and the airline magazine advertising business of HTLG, and the financial statements of the Company have been restated to report the results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at July 1, 2007. The Company’s consolidated balance sheets at December 31, 2008 and June 30, 2008, and the results of operations presented in the accompanying consolidated statements of operations and other comprehensive income (loss) for the three and six months ended December 31, 2008 and 2007 are composed of the previously separate entities combined beginning July 1, 2007. This required the historical financial statements of the Company be restated to reflect the consolidation of YSLD under a method similar to a pooling of interests. The Company recorded the acquisition as a deemed dividend in the amount of $51,561,046, which represents the $51,343,536 value of the 100,673,600 common stock into which the Series B convertible preferred stock was convertible, less the net book value of YSLD net assets of ($217,510) on the date of acquisition. The closing gives the Company effective control of the YSLD, a PRC-based company that has the exclusive sales contract for Xinhua Airline Magazine, the airline magazine for Hainan Airline Group.

Note 13 - Commitments and Contingencies

Leases

On June 13, 2008, the Company entered into a two-year lease for premises in Beijing, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 31,800 (approximately $4,649 per month, based on the average exchange rate for the three months ending December 31, 2008).

On May 1, 2008, the Company entered into a 19-month lease for premises in Tianjin, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 29,437 (approximately $4,303 per month, based on the average exchange rate for the three months ending December 31, 2008).

On July 7, 2008, the Company entered into a one-year lease for premises in Beijing, China. Under the terms of the lease, the Company is required to make monthly payments of approximately RMB 21,415 (approximately $3,130 per month, based on the average exchange rate for the three months ending December 31, 2008).

On September 16, 2008, the Company entered into a one-year lease for premises in Shenzhen, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 25,417 (approximately $3,715 per month, based on the average exchange rate for the three months ending December 31, 2008).

On December 1, 2008, the Company entered into a one-year lease for premises in Beijing, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 202,500 (approximately $29,605 per month, based on the average exchange rate for the three months ending December 31, 2008).

The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line method over the term of the lease.  During the three and six months ended December 31, 2008, the Company had lease expense in the amount of $223,052 and $106,275, respectively.

Note 14 - Related Party Transactions

Significant balances and transactions and balances with related parties are as follows:

a.   Amounts due to related parties

		December 31,	June 30,
Party	Relationship	2008	2008
Classified as Related Party Payable
BaoChun Ju and affiliates (including wife, Wei Xue, and Music Radio, Ltd.)	majority Shareholder	$1,583,905	$2,029,440
Beijing Hongtenglianguang Advertising Co., Ltd,	common control PRC entity	652,008	562,503
		$2,235,913	$2,591,943
Classified as Related Party Note Payable
RMK Emerging Growth Fund,	controlled by a shareholder who is also the CEO of ARC Investment Partners	357,201	307,294
		$2,593,114	$2,899,237

1
BaoChun Ju and his Wife Ms. Wei Xue, pursuant to the Music Radio Acquisition Agreement, became the beneficial owner of 90.8% of Company’s stock.  Mr. Ju and Ms. Xue Wei are also controlling shareholders of HTLG, YSLD and Tianjin Yinse Lingdong Advertising Co. Ltd.

2
HTLG is controlled by BaoChun and Ju ad his wife, Ms. Xue Wei.  Further, pursuant to the Music Radio Acquisition Agreement dated November 28, 2008, the Company gained effective control over the airline magazine advertising product line of HTLG. HTLG, as a related company under common control, has paid expenses on behalf of the Company.  In connection with the Tianjin Yinse Lingdong Advertising Co., Ltd. contracts acquired with the May 30, 2008 acquisition, the Company pays advertising minutes contract costs of 208,833 RMB per month to HTLG as pass-through to the counterparties in the contracts.  Further, for a period of time HTLG was providing sales and marketing support to the Tianjin Yinse Lingdong Advertising Co., Ltd. for a fee equal to 105,000 RMB per month and plus a variable portion equal 15% of revenues earned and collected per month.

3
RMK is a fund controlled by a shareholder. RMK made advances to the Company in February and March 2008 for a total note issued of $375,733. The balances presented are net of the note discount and the movement relates to the amortization of such note.  See Note 7.

b. Transactions related to acquisitions closed with the related party

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

BaoChun Ju and affiliates (including wife, Wei Xue, and Music Radio, Ltd.)	$521,760	$0	$1,528,285	$0
Beijing Hongtenglianguang Advertising Co., Ltd,	0	0	0	0
	$521,760	$0	$1,528,285	$0

c. Transactions related to services provided by the related party

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Beijing Hongtenglianguang Advertising Co., Ltd,	120,015	0	631,080	0
	$120,015	$0	$631,080	$0

d. Transactions related to expenses paid by the related party

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Beijing Hongtenglianguang Advertising Co., Ltd,	106,975	267	131,734	16,625
	$106,975	$267	$131,734	$16,625

Note 15 – Segment Information

Based on FAS 131, the Company has identified one operating segment. The Company is only able to disaggregate revenue and cost of revenue data by product line. Further disaggregation is impracticable, because the Company’s customers and distribution methods overlap and management reviews its business as a single operating segment. Assets overlap between the two product lines as well. Thus, discrete financial information is not available by more than one operating segment.

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
	(in dollars, except percentages)		(in dollars, except percentages)
Revenue
Airline magazine advertising sales	$1,697,463	$706,596	$3,453,948	$1,032,741
Radio advertising sales	961,627	590,987	1,529,633	924,534

Other product lines	0	0	0	662
	$2,659,090	$1,297,583	$4,983,582	$1,957,936

Cost of Revenue
Airline magazine advertising sales	$690,726	$446,444	$1,279,859	$850,309
Radio advertising sales	832,926	382,898	1,406,475	583,205
Other product lines	0	0	0	10,177
	$1,523,652	$829,341	$2,686,334	$1,443,691

Gross Profit
Airline magazine advertising sales	$1,006,737	$260,152	$2,174,089	$182,431
Radio advertising sales	128,701	208,089	123,158	341,329
Other product lines	0	0	0	(9,516)
	$1,135,438	$468,242	$2,297,247	$514,245

Note 16- Subsequent Event s (unaudited)

On January 10 2009, the Company entered into an operating lease agreement to sublease its Shanghai office.  The lease term is from January 10, 2009 to January 9, 2011. Monthly rent is $5,643.

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

On January 31, 2008, the Company entered into a Share Exchange Agreement with Ms. Shannon McCallum-Law, the majority stockholder, sole director and Chief Executive Officer of the Company, Well Chance Investments Limited (“Well Chance”) and Well Chance's sole shareholder (the "Well Chance Shareholder"). Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of Well Chance's common stock in exchange for the Company’s issuance of 1,200,000 shares of its common stock to the Well Chance Shareholder on the basis of 1,200 shares of its common stock for every one share of Well Chance common stock held. The Share Exchange Agreement closed on February 5, 2008.

Concurrently with the closing of the transactions under the Share Exchange Agreement and as a condition thereof, we entered into an agreement with Ms. McCallum-Law, pursuant to which she returned to us for cancellation 2,419,885 of the 5,119,885 shares of our common stock owned by her. Ms. McCallum-Law was not compensated in any way for the cancellation of the shares. In addition, we issued (i) 4,100,000 shares of our common stock to certain affiliates of Well Chance for $87,740 and (ii) 200,000 shares in exchange for consulting services performed in connection with this transaction. Upon completion of the foregoing transactions, we had an aggregate of 8,200,000 shares of common stock issued and outstanding.

The exchange of shares with the Well Chance Shareholder was accounted for as a reverse acquisition under the purchase method of accounting because Well Chance obtained control of the Company. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity.

Effective as of February 14, 2008, the Company changed its name to Legend Media, Inc. Well Chance was incorporated under the laws of the British Virgin Islands as an International Business Company on February 22, 2005. Well Chance was formed to create a business that principally engaged in the development and management of a technology platform that deploys advertisements across its various advertising media. Well Chance expanded its business in February 2008 to focus on building a consumer advertising network in the People’s Republic of China (the “PRC”) focused on the Chinese radio advertising industry and advertising media that targets the consumer base of China.

On May 8, 2008, the Company and Well Chance entered into a Share Purchase Agreement (the “Music Radio Share Purchase Agreement”) with Music Radio Limited, a British Virgin Islands company, and all of the shareholders of Music Radio Limited (the “Music Radio Shareholders”), for the purchase of exclusive radio advertising rights in Tianjin, PRC. Pursuant to the Music Radio Share Purchase Agreement, Well Chance, for consideration consisting of (a) shares of the Company's common stock with an aggregate value of US$7,160,714 based on the weighted average trading price of the Company's common stock for the 90 trading days immediately preceding May 8, 2008 (1,892,559 shares), and (b) US$2,000,000, agreed to purchase 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly owned subsidiary of Music Radio Limited.  The closing of the Music Radio Share Purchase Agreement occurred on May 30, 2008, and the Company secured effective control of the exclusive sales contract for the Tianjin, PRC based radio channel. Tianjin, PRC is a large city with a population of over 11.5 million.  The exclusive sales contract provides the Company with 19,710 minutes per year of advertising space. The contract is up for renewal annually and expires December 31, 2009. Because the region is one of the most economically developed and urbanized in the PRC, the Company believes that the radio station is well situated to target the expanding middle and upper class in the PRC.

On July 21, 2008, Legend Media closed a transaction pursuant to which Well Chance purchased 100% of the common stock of News Radio Limited, a British Virgin Islands company, for consideration consisting of (a) shares of the Company's common stock with an aggregate value of 2,000,000 Chinese Renminbi ("RMB") (approximately $287,728 based on the currency exchange rate on June 5, 2008) based on the weighted average trading price of the common stock for the 30 trading days immediately before June 4, 2008 (67,388 shares) payable on the closing date, (b) RMB5,250,000 (approximately $755,287 based on the currency exchange rate on June 5, 2008) payable 28 days after the closing date, and (c) RMB1,600,000 (approximately $230,182 based on the currency exchange rate on June 5, 2008) payable 90 days after the closing date. The transaction occurred pursuant to the terms of a Share Purchase Agreement  (the “News Radio Share Purchase Agreement”) that the Company entered into on June 4, 2008 with Well Chance and all of the shareholders of News Radio Limited (the “News Radio Shareholders”). The closing gave Legend Media effective control of the PRC-based company that has the exclusive sales contract for the Beijing, PRC based radio channel FM 90.5. Beijing is a metropolis in northern PRC with a population of over 17 million. As with Tianjin, it is one of four municipalities in the PRC with status as a province in the PRC's administrative structure. Beijing is the PRC's second largest city, after Shanghai, and is recognized as the political, educational, and cultural center of the PRC. Beijing has a rapidly developing economy with an expanding affluent population. In 2007, retail sales in Beijing exceeded $55 billion.

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

On August 4, 2008, Beijing Merci International Advertising Co., Ltd., a company organized in the PRC and an affiliate of Legend Media, entered into an Exclusive Advertising Rights Agreement with Beijing Guo Guangrong Advertising Co., Ltd. (the “Beijing Merci Agreement”), pursuant to which Beijing Merci International Advertising Co., Ltd. agreed to acquire 45,990 advertising minutes per year on FM 107.1, a news and entertainment radio station that broadcasts to the Shenzhen region of the PRC. The Beijing Merci Agreement closed on August 31, 2008. The exclusive contract gives Legend Media an additional 45,990 minutes of radio advertising targeting Shenzhen, a metropolis adjacent to Hong Kong with a population of over 12 million. Shenzhen is one of the wealthiest and most economically diverse cities in the PRC.

On October 28, 2008, Tianjin Yinse Lingdong Advertising Co., Ltd., a company organized in the PRC and an affiliate of Legend Media, entered into an Exclusive Advertising Rights Agreement with Beijing Attis Advertising Co., Ltd., pursuant to which Tianjin Yinse Lingdong Advertising Co., Ltd. agreed to acquire 19,710 advertising minutes per year on FM 95.5, a music and entertainment radio station that broadcasts to the Xi’an region of the PRC. The exclusive contract gives Legend Media an additional 19,710 minutes of radio advertising targeting a developing city metropolis with a population of over eight million. Shenzhen is one of the wealthiest and most economically diverse cities in the PRC.

On November 28, 2008, the Company entered into and closed an Acquisition Agreement (the "Music Radio Acquisition Agreement") with Well Chance, Music Radio Limited, and the Music Radio shareholders, Ju Baochun and Xue Wei (the "Music Radio Shareholders"). Pursuant to the Music Radio Acquisition Agreement, the Company acquired control over Beijing Yinselingdong Advertising Co., Ltd (“YSLD”) and caused the contribution of an airline magazine advertising business of Beijing Hongtenglianguang Advertising Co., Ltd (“HTLG”), a PRC company 100% owned by the Music Radio Shareholders, to YSLD. In exchange for the acquisition of control, the Company issued 5,033,680 shares of its newly-created Series B convertible preferred stock, to the Music Radio Shareholders and two warrants to purchase an aggregate of 10,000,000 shares of the Company's common stock,  to Ju Baochun. The closing gives Legend Media effective control of the YSLD, a PRC-based company, and YSLD’s exclusive sales contract with Xinhua Airline Magazine.  The airline magazine reaches a potential audience approaching 20,000,000 passengers per year.  The exclusive contract with Xinhua Airline Magazine provides 80 pages of advertising per monthly issue.  The exclusive contract expires March 31, 2010 and will be up for renewal prior to that date,

In determining the amount of consideration to be paid in Music Radio Acquisition Agreement, the Company reviewed and compared publicly available selected financial data and stock trading prices for public companies chosen based on their common participation in the Chinese advertising and media industry, and conducted a discounted cash flow analysis. Applying the conclusions drawn therefrom, the number of shares of Series B convertible preferred stock issued in the Music Radio Acquisition Agreement was calculated based on an aggregate purchase price of RMB275, 000,000, a currency exchange rate of RMB6.829 to U.S. $1, and a per share issue price of 20 times the greater of (a) 75% of the weighted average trading price of one share of common stock for the 15 trading days ended on the third day before closing, and (b) $0.40. Because 75% of the weighted average trading price for the common stock during the period was $0.3440, the per share issue price used was $0.40. As more fully described below, each share of Series B convertible preferred stock is initially convertible into 20 shares of common Stock, or an aggregate of 100,673,600 shares of common stock, representing approximately 90.6% of the issued and outstanding common stock on an as-converted basis (not including the Company's outstanding Series A convertible preferred stock, warrants or options).

As a result of the Music Radio Acquisition Agreement and the reverse merger transaction with Well Chance, the historical financial statements presented are those of Well Chance and YSLD.  At the time of the reverse merger, Well Chance’s historical financials became those of the Company.  The subsequent Music Radio Acquisition Agreement, which gave the Company control of YSLD, was between entities under common control and, as such, has been accounted for similarly to a pooling of interests.

As of December 31, 2008, the Company had an annual radio advertising inventory of 131,400 minutes and an annual airline advertising inventory of 960 pages which combined had a reach of approaching 60 million people.

Well Chance conducts its business operations through its 80% owned subsidiary, Legend (Beijing) Consulting Co., Ltd., and its wholly owned subsidiary, Legend (Beijing) Information and Technology Co., Ltd., each of which are incorporated under the laws of the PRC.

Due to PRC regulatory restriction on foreign investment in the advertising industry, we operate our business in China through Tianjin Yinse Lingdong Advertising Co., Ltd., Beijing Maihesi International Advertising Co., Ltd. and YSLD.  Our relationships with these operating affiliates and their shareholders are governed by a series of contractual arrangements that allow us to effectively control and derive economic benefits from them. Accordingly, we treat Tianjin Yinse Lingdong Advertising Co., Ltd., Beijing Maihesi International Advertising Co., Ltd. and YSLD. as variable interest entities and have consolidated their financial results in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Legend Media and its subsidiaries as follows:

Subsidiary	Place Incorporated	% Owned
Well Chance	United States	100
Legend Media Investment Company Limited	PRC	80
Three subsidiaries of Legend Media Investment Company Limited
Legend Media Tianjin HK Limited	PRC	80
Legend Media (Beijing) Consulting Company Limited	PRC	80
Tianjin Yinse Lingdong Advertising Co., Ltd	PRC	80	*
News Radio Limited	PRC	100
Four subsidiaries of News Radio Limited
CRI News Radio Limited	PRC	100
Legend Media (Beijing) Information and Technology Co., Ltd.	PRC	100
Beijing Mahiesi Advertising International Co., Ltd.	PRC	100	*
Beijing Yinse Lingdong Advertising Co., Ltd.	PRC	100	*
*Variable Interest Entities: See heading entitled “Variable Interest Entities” below.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 (“FIN 46R”) to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, and on July 21, 2008, the Company purchased 100% of the common stock of News Radio Limited. Due to certain restrictions imposed upon Chinese advertising companies, direct investment and ownership of media and advertising companies in the PRC is prohibited. Therefore, the Company acquired control of Tianjin Yinse Lingdong Advertising Company, Ltd., and the Company acquired control of Beijing Mahiesi Advertising International Co., Ltd. (through its purchase of News Radio Limited). The Company structured the Legend Media Tianjin Investment Company Limited and News Radio Limited transactions to comply with such restrictions.

The principal regulations governing foreign ownership in the advertising industry in China include:

·	The Catalogue for Guiding Foreign Investment in Industry (2004); and

·	The Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

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

Because the Company has not been involved in advertising outside of China for the required number of years, the Company’s domestic PRC operating subsidiaries, which are considered foreign invested, are currently ineligible to apply for the required advertising services licenses in China.  The Company’s PRC operating affiliates hold the requisite licenses to provide advertising services in China and they are owned or controlled by PRC citizens designated by the Company.  The Company’s radio advertising business operates in China though contractual arrangements with consolidated entities in China.  The Company and its newly acquired PRC subsidiaries have entered into contractual arrangements with Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. and YSLD, as well as their respective shareholders under which:

·
the Company is able to exert significant control over significant decisions about the activities of Tianjin Yinse Lingdong Advertising Company, Ltd.,  Beijing Mahiesi Advertising International Co., Ltd. and YSLD;

·
a substantial portion of the economic benefits and risks of the operations of Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. and YSLD have been transferred to the Company through a revenue assignment agreement; and

·
The equity owner of Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. and YSLD does not have the obligation to absorb the losses of Tianjin Yinse Lingdong Advertising Company, Ltd. or Beijing Mahiesi Advertising International Co., Ltd. or YSLD.

As the Company is able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks have been transferred to the Company, it has determined that the advertising entities, Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. and YSLD, meet the definition of a VIE. Further, the Company is considered to be the primary beneficiary of the risks and benefits of equity ownership of Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. and YSLD, and thus has consolidated these entities in its accompanying financial statements as of December 31, 2008.

Intangible Assets

Intangible assets consist of contract rights purchased in the acquisition of Legend Media Tianjin Investment Company, Limited the entity controlling the advertising rights to Tianjin FM 92.5, on May 30, 2008 and the acquisition of News Radio Limited, the entity controlling the advertising rights to Beijing FM 90.5 and Shenzhen FM 107.1, on July 21, 2008.

Intangible assets consist of the following at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008
FM 92.5 Contract rights	$1,709,888	$2,174,428
Exclusivity agreement	7,388,731	6,999,353
FM 90.5 Contract rights	1,016,206	0
	$10,114,825	$9,173,781
Less Accumulated amortization	(929,705)	(128,471)
Intangibles, net	$9,185,120	$9,045,310

The FM 92.5 contract rights primarily arise from an exclusive contract acquired in connection with the acquisition of Legend Media Tianjin Investment Company Limited, which is being amortized over the 31 month contract period, beginning on June 1, 2008, the first day of operations by the Company,, based on the duration of the existing advertising agreement that expired December 31, 2008 plus renewal of the advertising agreement. The agreement has been renewed as of January 1, 2009.  The contract with the Tianjin FM 92.5 radio station and provides 54 advertising minutes per day or 19,710 minutes per year. The channel is Beijing-based and through a relay facility airs in Tianjin. Legend Media’s contract is with the Beijing channel’s exclusive agent, which has a national exclusive contract with the channel. The exclusive agent has subcontracted the rights for the Tianjin market to Legend Media. The value was derived as the net present value of the contract’s earnings before interest, tax, depreciation and amortization (“EBITDA”) over the contract’s expected term from June 1, 2008 through December 31, 2010, using a discount rate of 15%. The change in value of the FM92.5 contract and the exclusivity agreement from June 30, 2008 to December 31, 2008 is a result of foreign currency translation at each balance sheet date and a reallocation of the value between these two intangible assets subsequent to June 30, 2008.  At the May 30, 2008 purchase date, the Company initially applied a 10% discount rate to calculate the net present value of the FM 92.5 contract’s EBITDA. However, the Company subsequently determined that a 15% discount rate more accurately reflects the rate of return the Company expects to earn on the contract, which resulted in a contract value of $1,709,888. The remaining intangible asset value of $7,338,731 attributable to the May 30, 2008 acquisition was then reallocated to the exclusivity agreement.   Amortization expense on this contract for the three and six months ending December 31, 2008 was $159,700 and $344,417, respectively.

The remainder of the purchase price of $7,388,731 was allocated to an Operating Agreement among Legend Media (Beijing) Consulting Co., Ltd. Tianjin Yinse Lingdong Advertising Co., Ltd. and Ju Baochun, entered into in connection with the Music Radio acquisition.  Share Purchase Agreement Mr. Baochun, through a company he owns and operates, is the 80% owner of Music Radio Limited, which is the 20% owner of the post-acquisition variable interest entity ("VIE"), Tianjin Yinse Lingdong Advertising Co., Ltd. Pursuant to the terms of the Operating Agreement, Tianjin Yinse Lingdong Advertising Co., Ltd. and Mr. Baochun are prohibited from:

·	Borrowing money from any third party or assuming any debt;

·	Selling to any third party or acquiring from any third party any assets, including, without limitation, any intellectual rights;

·	Granting any security interests for the benefit of any third party through collateralization of Tianjin Yinse Lingdong Advertising Co., Ltd.'s assets;

·	Assigning to any third party the Operating Agreement entered into by Tianjin Yinse Lingdong Advertising Co., Ltd.'s ; and

·	Selling, transferring and disposing of any license held by Tianjin Yinse Lingdong Advertising Co., Ltd.

The FM 90.5 contract rights primarily relate to an exclusive contract acquired in connection with the acquisition of News Radio Limited, and the contract is being amortized over the 48-month contract period, beginning on July 1, 2008. The contact is with the Beijing FM 90.5 radio station and provides 126 advertising minutes per day or 45,990 minutes per year. Amortization expense on this contract for the three and six months ending December 31, 2008 of $56,543 and $113,069, respectively, has been included in amortization expense in the accompanying consolidated statements of operations and other comprehensive income (loss). See Note 12.

Amortization expense for the Company’s intangible assets for the three months ended December 31, 2008 and 2007 were $394,516 and $0, respectively; amortization expense for the Company’s intangible assets for the six months ended December 31, 2008 and 2007 were $801,234 and $0, respectively.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104. The Company purchases advertising inventory in the form of advertising airtime, the unit being minutes, from radio stations and advertising pages from airline magazines. The Company then distributes these minutes and pages under various sales agreements. We recognize advertising revenue over the term of each sales agreement, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.   Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Barter revenue for the were three months ended December 31, 2008 and 2007 $747,324 and $47,613 respectively; barter revenue for the six months ended December 31, 2008 and 2007 was $1,204,753were  and $47,613, respectively. Barter expense for the were three months ended December 31, 2008 and 2007 $397,223 and $47,613, respectively; barter expense for the six months ended December 31, 2008 and 2007 was $601,790 and $47,613, respectively. Under PRC regulations, the Company is required to pay certain taxes on revenues generated. These taxes include:

Business tax: 5% of revenues generated net of fees paid to advertising agencies and media companies for services and advertising inventory;

Construction tax:  3% of revenues generated net of fees paid to advertising agencies and media companies for services and advertising inventory;

Education tax:  7% of the calculated business tax;

Urban development tax:  3% of the calculated business tax; and

Flood insurance tax:  1% of the calculated business tax.

The Company has adopted a policy to recognize these taxes in cost of sales in the period incurred.

Cost of Sales

The Company expenses the cost of advertising monthly according to the terms of the underlying contracts. The entire cost of the contract is expensed evenly over the term of agreement starting when the first time advertising is expected to take place. As the advertising inventory does not carry forward, all minutes are expensed whether sold or not.  he Company has adopted a policy to recognize these taxes in cost of sales in the period incurred. Cost of Sales for the three months ended December 31, 2008 and 2007 were $1,523,652and $829,341, respectively; advertising costs for the six months ended December 31, 2008 and 2007 were $2,686,334and $1,443,691, respectively.

Minority Interest in Subsidiaries

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Island company and a wholly owned subsidiary of Music Radio Limited. As a result of this purchase, the Company recognized initial minority interest on its consolidated balance sheets in the amount of $15,524. The income (loss) attributed to minority interest has been separately designated in the accompanying statements of operations and other comprehensive income (loss). The Company recognized $126,755 and $114,023 in income attributed to minority interest in the accompanying statements of operations and other comprehensive income (loss) for the three and six months ended December 31, 2008, respectively   There was no income attributed to minority interest for the three and six months ended December 31, 2007.

Recent Pronouncements

In December 2007, the SEC issued SAB 110, which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment.” In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon the Company’s adoption of SFAS No. 123(R), the Company elected to use the simplified method to estimate the Company’s expected term.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141”). SFAS 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007)  (“SFAS 141R”) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R  is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company believes adopting SFAS 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS  159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this statement, issued by enterprises included within the scope of Statement 60. Accordingly, this statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement will not have an impact on the Company’s financial statements.

In June 2008, the FASB issued EITF Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated in U.S. dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued FSP 142-3 “Determination of the Useful Life of Intangible Assets” “FSP 142-3”), which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting FSP No.142-3 will have on its financial statements.

Results of Operations

The exchange of shares with the Well Chance Shareholder in February 2008 was accounted for as a reverse acquisition of the Company under the purchase method of accounting because Well Chance obtained control of the Company. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity at the time.  Subsequently, the Music Radio Acquisition Agreement, leading to the control of YSLD in November 2008 was accounted for similarly to a pooling of interest as there was common control.  Therefore, the Company's historical financial information includes that of YSLD.

Comparison of Three Months Ended December 31, 2008 and December 31, 2007

	Three Months ended December 31,
	2008		2007
	Amount	% of Revenue	Amount	% of Revenue
	(in dollars, except percentages)
REVENUE	$2,659,090	100.0%	$1,297,583	100.0%

COST OF SALES	1,523,652	57.3%	829,341	63.9%

GROSS PROFIT	1,135,438	42.7%	468,242	36.1%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,387,663	52.2%	354,586	27.3%

INCOME (LOSS) FROM OPERATIONS	(252,225)	(9.5)%	113,656	8.8%

OTHER (EXPENSE) INCOME, NET	(401,598)	(15.1)%	(561)	(0.0)%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(653,823)	(24.6)%	113,095	8.7%

PROVISION FOR INCOME TAXES	116,326	4.4%	0	0.0%

NET INCOME (LOSS)	(770,149)	(29.0)%	113,095	8.7%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	11,276	0.4%	1,474	0.1%

COMPREHENSIVE INCOME	(758,873)	(28.5)%	114,569	8.8%

Revenues.  Our revenue included revenues from sales radio advertising and airline magazine advertising.  During the three months ended December 31, 2008, we had revenues of $2,659,090 compared to revenues of $1,297,583 for the three months ended December 31, 2007, an increase of $1,361,507 The increase is attributable to the increase in sales of both airline magazine advertising and radio advertising, with airline magazine advertising sales leading the way.  Details of the changes for the three months ended December 31, 2008 are as follows:

	Three months ended
	December 31,		Year over Year Change
	2008	2007	Amount	%
	(in dollars, except percentages)
Revenue
Airline magazine advertising sales	$1,697,463	706,596	990,867	140.2%
Radio advertising sales	961,627	590,987	370,640	62.7%
Other product lines	0	0	0	-
Total Revenue	$2,659,090	$1,297,583	$1,361,507	104.9%

Management believes that sales will continue to accelerate because our network is expanding, our sales efforts are becoming more efficient and we believe that the overall radio advertising market will continue to grow.

Cost of Sales.   Cost of sales increased to $1,523,652 for the three months ended December 31, 2008, as compared to $829,341 for the three months ended December 31, 2008, an increase of $694,311, or  83.7%.  Details for the three months ended December 31, 2008 are as follows:

	Three months ended
	December 31,		Year over Year Change
	2008	2007	Amount	%
	(in dollars, except percentages)
Cost of Revenue
Airline magazine direct costs	$690,726	446,444	244,283	54.7%
Radio advertising direct costs	832,926	382,898	450,028	117.5%
Other product lines	0	0	0	-
Total Cost of Revenue	$1,523,652	$829,341	$694,311	83.7%

The increase in radio advertising costs increase is in large part a result of expanding inventory.  Since July 1, 2008, the Company has signed three contracts for additional radio advertising minutes.  The increase in airline magazine costs can be attributed to a) increased advertising inventory and b) the costs to print magazines, which are paid by the Company.   Management expects costs for inventory to grow mildly in the coming quarters as a large portion of the costs are fixed.  Management expects costs of revenue to become over 85% fixed as the business gains additional scale.

Gross Profit. Gross profit was $1,135,438 for the three months ended December 31, 2008 as compared to $468,242 for the three months ended December 31, 2007, an increase of $$667,196, or 142.5%  The overall gross profit increase for the three months ended December 31, 2008 is attributable to a significant increase for the airline magazine advertising sales product line offset by a year over year decrease for the radio advertising sales product line, the details of which are as follows:

	Three months ended
	December 31,		Year over Year Change
	2008	2007	Amount	%
	(in dollars, except percentages)
Gross Profit
Airline magazine direct costs	$1,006,737	260,152	746,584	287.0%
Radio advertising direct costs	128,701	208,089	(79,389)	(38.2)%
Other product lines	0	0	0	-
Gross Profit	$1,135,438	$468,242	$667,196	142.5%

Radio advertising’s year over year decrease for the three months ended December 31 is attributable to the increase of fixed costs versus 2007.  The Company purchases radio advertising minutes on a "use it or lose it" basis which means a large portion of costs of revenue are fixed.  Management expects radio advertising gross profit to improve as sales for of its recently acquired inventory develop.

The gross margin for the three months ended December 31, 2008 and 2007 are 42.7% and 36.1%, respectively.  As with the overall gross profit, the gross margin increase from airline magazine advertising is being offset by a decrease of the radio advertising product line, the details of which are as follows:

	Three months ended
	December 31,
	2008	2007	Change
Gross Margin
Airline magazine direct costs	59.3%	36.8%	22
Radio advertising direct costs	13.4%	35.2%	(21.8)%
Other product lines	-	-	-
	42.7%	36.1%	6.6%

Management expects margins to quickly improve for the radio advertising product line as sales increase.  The airline magazine gross margin is also expected to increase as a majority of direct costs are fixed.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,387,663 for the three months ended December 31, 2008, as compared to $354,586 for the three months ended December 31, 2007, an increase of $1,033,077, or 291.3%.  The significant increase is attributable to the overall expansion of the business and the resulting expansion of selling costs, staff costs and other overhead.

Professional fees related to being public and closing a transaction were $127,823 and $0 for the three months ended December 31, 2008 and 2007, respectively.  The Company was not public and did not close any transactions for the three months ended December 31, 2007.

The Company expensed $73,484 related to the vesting of options to purchase common stock during the three months ended December 31, 2008.

Management expects selling, general and administrative expenses to grow at a far slower pace as we believe there is excess capacity for expansion within the Company's existing operations.

Loss from Operations. As a result of the above, loss from operations totaled $252,225for the three months ended December 31, 2008 as compared to income of $113,656 for the three months ended December 31, 2007, a difference of $365,881. As a percentage of revenues, loss from operations was 9.5% for the three months ended December 31, 2008 as compared to income of 8.8% for the three months ended December 31, 2008.

Non-operating Expense. Non-operating expense for the three months ended December 31, 2008 and 2007 was $401,598 and $561, respectively.  The difference, $401,037, can be attributed to $394,516 of amortization expense related to intangible assets and  $120,160 of interest expense which were offset by $126,755 of other income related to income from minority interests.

Income (Loss) before Provision for Income Taxes. As a result of the foregoing, loss before provision for income taxes was $653,823for the three months ended December 31, 2008 as compared to income of $113,095 for the three months ended December 31, 2007, a decrease of $766,918.

Net Income (Loss). As a result of the foregoing, net loss increased $770,149 for the three months ended December 31, 2008 as compared to net income of $113,095 for the three months ended December 31, 2007, a decrease of $883,244. The respective net margins are (29.0)% and 8.7% for the three months ended December 31, 2008 and 2007. The net loss for the three months ended December 31, 2008 was mainly due to the increase of fixed advertising costs related to the radio advertising product line and the overall increase in selling, general and administrative expenses.  Management believes that the Company's operations will generate net income at an increasing rate due to fixed nature of many of the expenses and expectations of continued revenue growth.  The Company has invested in its sales organization and expects the benefits of such investment to come quickly.

Comparison of Six Months Ended December 31, 2008 and December 31, 2007

	Six Months ended December 31,
	2008		2007
	Amount	% of Revenue	Amount	% of Revenue
	(in dollars, except percentages)
REVENUE	$4,983,582	100.0%	$1,957,936	100.0%

COST OF SALES	2,686,334	53.9%	1,443,691	73.7%

GROSS PROFIT	2,297,248	46.1%	514,245	26.3%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,824,396	56.7%	585,535	29.9%

INCOME (LOSS) FROM OPERATIONS	(527,149)	(10.6)%	(71,290)	(3.6)%

OTHER (EXPENSE) INCOME, NET	(1,107,946)	(22.2)%	(1,346)	(0.1)%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,635,095)	(32.8)%	(72,636)	(3.7)%

PROVISION FOR INCOME TAXES	293,771	5.9%	0	0.0%

NET INCOME (LOSS)	(1,928,866)	(38.7)%	(72,636)	(3.7)%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(70,111)	(1.4)%	2,298	0.1%

COMPREHENSIVE INCOME	(1,998,977)	(40.1)%	(70,338)	(3.6)%

Revenues.  Our revenue included revenues from sales radio advertising and airline magazine advertising.  During the six months ended December 31, 2008, we had revenues of $4,983,582 compared to revenues of $1,957,936 for the six months ended December 31, 2007, an increase of 154.5%.  The increase is attributable to the increase in sales of both airline magazine advertising and radio advertising, with airline magazine advertising sales leading the way.  Details of the changes for the six months ended December 31, 2008 are as follows:

	Six months ended
	December 31,		Year over Year Change
	2008	2007	Amount	%
	(in dollars, except percentages)
Revenue
Airline magazine advertising sales	$3,453,948	1,032,741	2,421,208	234.4%
Radio advertising sales	1,529,633	924,534	605,100	65.4%
Other product lines	0	662	0	0.0%
Total Revenue	$4,983,582	$1,957,936	$3,026,307	154.6%

Management believes that sales will continue to accelerate because our network is expanding, our sales efforts are becoming more efficient and we believe that the overall radio advertising market will continue to grow.

Cost of Sales.   Cost of sales increased to $2,686,334 for the six months ended December 31, 2008, as compared to $1,443,691 for the six months ended December 31, 2008, an increase of $1,242,643, or  86.1%.  Details for the six months ended December 31, 2008 are as follows:

	Six months ended
	December 31,		Year over Year Change
	2008	2007	Amount	%
	(in dollars, except percentages)
Cost of Revenue
Airline magazine direct costs	$1,279,859	850,309	429,550	50.5%
Radio advertising direct costs	1,406,475	583,205	823,270	141.2%
Other product lines	0	10,177	(10,177)	(100.0)%
Total Cost of Revenue	$2,686,334	$1,443,691	$1,242,643	86.1%

The radio advertising costs increase is in large part a result of expanding inventory.  Since July 1, 2008, the Company has signed three contracts for additional radio advertising minutes.  The airline magazine direct costs can be attributed to a) increased advertising inventory and b) the costs to print magazines, which are paid by the Company.   Management expects direct costs for the existing inventory to grow modestly in the coming quarters as a large portion of the costs are fixed.

Gross Profit. Gross profit was $2,297,248 for the six months ended December 31, 2008 as compared to $514,245 for the six months ended December 31, 2007, an increase of $1,783,003 or 346.7%  The overall gross profit increase for the six months ended December 31, 2008 is attributable to a significant increase for the airline magazine advertising sales product line offset by a year over year decrease for the radio advertising sales product line, the details of which are as follows:

	Six months ended
	December 31,		Year over Year Change
	2008	2007	Amount	%
	(in dollars, except percentages)
Gross Profit
Airline magazine direct costs	$2,174,089	182,431	1,991,658	1,091.7%
Radio advertising direct costs	123,158	341,329	(218,170)	(63.9)%
Other product lines	0	(9,516)	9,516	(100.0)%
Gross Profit	$2,297,248	$514,245	$1,783,003	346.7%

Radio advertising’s year over year decrease for the six months ended December 31 is attributable to the increase of fixed costs versus 2007.  Management expects radio advertising gross profit to improve as sales for of its recently acquired inventory develops.

The gross margin for the six months ended December 31, 2008 and 2007 are 46.1% and 26.3%, respectively.  As with the overall gross profit, the gross margin increase from airline magazine advertising is being offset by a decrease of the radio advertising product line. the details of which are as follows:

	Six months ended
	December 31,
	2008	2007	Change
Gross Margin
Airline magazine direct costs	62.9%	17.7%	45
Radio advertising direct costs	8.1%	36.9%	(28.9)%
Other product lines	-	(1,438.5)%	-
	46.1%	26.3%	19.8%

Management expects margins to quickly improve for the radio advertising product line as sales increase.  The airline magazine gross margin is also expected to increase as a majority of direct costs are fixed.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,824,396 for the six months ended December 31, 2008, as compared to $585,535 for the six months ended December 31, 2007, an increase of $2,238,862, or 382.4%.  The significant increase is attributable to the overall expansion of the business and the resulting expansion of selling costs, staff costs and other overhead.

The overhead increase for the six moths ended December 31, 2008 included $289,584 of professional fees attributable to being public and closing two transactions.

The Company expensed $211,469 related to the vesting of options to purchase common stock during the six months ended December 31, 2008.

Management expects selling, general and administrative expenses to grow at a far slower pace as we believe there is excess capacity for expansion within the Company's existing operations.

Loss from Operations. As a result of the above, loss from operations totaled $527,149for the six months ended December 31, 2008 as compared to a loss  of $71,290 for the six months ended December 31, 2007, a difference of $455,859. As a percentage of revenues, loss from operations was 10.6% for the six months ended December 31, 2008 as compared to a loss of 3.6% for the three months ended December 31, 2008.

Non-operating Expense. Non-operating expense for the six months ended December 31, 2008 and 2007 was $1,107,946 and $1,346, respectively.  The difference, $1,106,601, can be attributed to $801,234 of amortization expense related to intangible assets and $385,061 of interest expense which were offset by $114,023 of other income related to income from minority interests.

Income (Loss) before Provision for Income Taxes. As a result of the foregoing, loss before provision for income taxes was $1,635,095for the six months ended December 31, 2008 as compared to a loss of $72,636 for the six months ended December 31, 2007, a decrease of $1,562,459

Net Income (Loss). As a result of the foregoing, net loss increased $1,928,866 for the six months ended December 31, 2008 as compared to net income of $113,095 for the six months ended December 31, 2007, a decrease of $1,856,231. The respective net margins are (38.7)% and (3.7)% for the six months ended December 31, 2008 and 2007. The net loss for the six months ended December 31, 2008 was mainly due to the increase of fixed advertising costs related to the radio advertising product line and the overall increase in selling, general and administrative expenses.  Management believes that the Company's operations will generate net income at an increasing rate due to fixed nature of many of the expenses and expectations of continued revenue growth.  The Company has invested in its sales organization and expects the benefits of such investment to come quickly.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six Months Ended
	December 31,
	2008	2007

Net cash (used in) / provided by operating activities	$(2,032,764)	$103,481
Net cash (used in) / provided by investing activities	(1,781,386)	(240)
Net cash (used in) / provided by financing activities	950,488	16,885
Effect of exchange rate changes on cash and cash equivalents	6,936	7,710
Net (decrease) increase in cash and cash	(2,856,725)	127,836
Cash and cash equivalents at the beginning of period	3,372,499	164,100
Cash and cash equivalents at the end of period	515,773	291,936

Operating Activities

Net cash used in operating activities was $2,108,258 in the six months ended December 31, 2008 compared with net cash provided by operating activities of $103,481 in the same period in 2007.  Our revenues have not reached a level sufficient to support our operations.  We funded our losses through available cash in part from the issuance of Series A convertible preferred stock.

Cash flows from Investing and Financing Activities

Cash used in investing activities in the six months ended December 31, 2008 was $1,781,386 compared with $643 for the same period for the previous year and consisted primarily of a $740,010 payment against amounts due for the acquisition of Legend Media Tianjin Investment Company and a $749,990 payment against amounts due for the acquisition of News Radio Limited.  Cash used by financing activities was $679,048 for the six months ended December 31, 2008.  The cash used by financing was obtained by the issuance of $1,500,000 in its Series A convertible preferred stock to Maoming China Fund and $60,658 of contributed capital from assumption of obligations by shareholders, offset by $360,000 in repayments on notes payable and $250,170 in dividends paid to the shareholders of YSLD as part of the Music Radio Acquisition Agreement.  Although the business continues to develop and generate an increasing amount of cash, the Company may have to raise additional funds to finance any continued losses and the existing commitments.  The Company has outstanding notes payables of $431,733 which are due; $375,733 of which amount is a loan from a related party, RMK Emerging Growth Fund LP, from which the Company expects to receive continued support and extension.  As of December 31, 2008, no demand letters for payment has been received by the Company.  Further, the Company will have to raise additional funds to finance further expansion in China.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company as of the date of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 during the six months ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders, held on December 22, 2008, the following proposals were adopted by the margins indicated:

Proposal 1:  Election of six directors. The nominees for election as directors were Ju Baochun, Michael Bonner, Jeffrey Dash, Andre Nair, Ivan Qi and Jin Xin.  Each of these nominees was elected to serve for a one year term by the following margins of votes:

Name of Nominee	FOR	AGAINST	WITHHELD

Ju Baochun	105,346,688	0	0
Michael Bonner	105,346,688	0	0
Jeffrey Dash	105,346,688	0	0
Andre Nair	105,346,688	0	0
Ivan Qi	105,346,688	0	0
Jin Xin	105,346,688	0	0

Proposal 2:  Amendment of our Amended and Restated Articles of Incorporation. The proposal to amend our Amended and Restated Articles of Incorporation to increase the number of authorized shares of our common stock from 50,000,000 shares to 127,000,000 shares passed by the following margin of votes:

FOR	AGAINST	ABSTAIN

105,346,688	0	0

Proposal 3:  Adoption of Stock Option Plan. The proposal to adopt the Legend Media, Inc. Stock Option Plan passed by the following margin of votes:

FOR	AGAINST	ABSTAIN

105,346,688	0	0

Proposal 4:  Authorization of Reverse Stock Split. The proposal to authorize our Board of Directors to effect, in its discretion, up to a 1-for-10 reverse stock split of our outstanding common stock passed by the following margin of votes:

FOR	AGAINST	ABSTAIN

105,346,688	0	0

No other business came before the annual meeting.

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

LEGEND MEDIA, INC.

Date: February 23, 2009	By:	/s/ Jeffrey Dash
Jeffrey Dash
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)