Form 10-Q/A
period 2008-12-31
Legend Media, Inc.
filed 2009-03-06
CIK 1367993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☒ No ☐

AS OF DECEMBER 31, 2008 THE REGISTRANT HAD 111,013,355 SHARES OF COMMON STOCK OUTSTANDING.

TABLE OF CONTENTS

EXPLANATORY NOTE

Legend Media, Inc. is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2009, to:

a)
Correct a typographical error for the six months ended December 31, 2008 depreciation expense presented in the “Property and Equipment” section of the “Notes to the Condensed Consolidated Financial Statements.”

b)
Correct an allocation error related to the calculation of “Other comprehensive loss” for the three months ended December 31, 2008.  The error was an allocation error between quarters that understated the impact of “Foreign currency translation loss” on the three months ended December 31, 2008 but had no impact on the six months ended December 31, 2008.

c)
Correct a typographical error in the “Revenue Recognition” section of the “Critical Accounting Policies and Estimates” presented in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the condensed consolidated financial statements.  The amount of barter revenue and expense for the three and six month periods ending December 31, 2008 [incomplete sentence].

d)
Correct the summary cash flow table and notes contained in Item 2. “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  The table presented in the Original Filing was incorrect and did not correspond to the information provided in the condensed consolidated financial statements.  The error was typographical and no entries were made related to the error.

e)
Correct “basic and diluted weighted average shares outstanding” and the basic and diluted “Earnings per share” in the three and six months ended December 31, 2008 and 2007 columns of the CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS). Correct the “Basic and Diluted Earnings (Loss) Per Share” disclosure under “Note 2 – Summary of Significant Accounting Policies” in the footnotes to the condensed consolidated financial statements.

f)
Correct a cash flow activity description in the “CONSOLIDATED STATEMENTS OF CASH FLOWS” under “CASH FLOWS FROM FINANCING ACTIVITIES.” The current description more clearly describes the financing activity.

g)
Insert amortization expense on an Operating Agreement in the “Intangible Assets” section of “Note 2 – Summary of Significant Accounting Policies” in the footnotes to the condensed consolidated financial statements and in the “Critical Accounting Policies and Estimates” section . The insertion did not affect the total amortization expense already reported in the same footnote; however, it provided greater clarification.

h)	Correct typographical errors in the “Results of Operations” section of the Original Filing. The corrections had no impact on the condensed consolidated financial statements.

i)	Correct immaterial rounding errors in the condensed consolidated financial statements and the related schedules included in the Original Filing.

         For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. Except to the extent required to reflect the effects of the restatement described above, this Form 10-Q/A continues to describe conditions as of the Original Filing, and does not update disclosures contained herein to reflect events that occurred after the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the Original Filing.

PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008
ASSETS

	December 31,	June 30,
	2008	2008
	(unaudited)
CURRENT ASSETS:
Cash & cash equivalents	$440,008	$3,372,499
Restrcited cash	14,660	-
Accounts receivable	1,268,672	1,194,005
Vendor deposits	37,029	17,464
Prepaid expense	553,862	313,735
Deferred costs	742,028	14,538
Other receivables	12,341	1,033

Total current assets	3,068,600	4,913,274

Long term deposits, contract guarantees and transaction deposits	675,826	500,000

Property and equipment, net	139,180	26,430

Intangible assets, net	9,185,120	9,045,310

TOTAL ASSETS	$13,068,726	$14,485,014

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$438,310	$517,980
Accrued liabilities	1,381,636	605,468
Accrued interest	347,466	282,686
Unearned revenue	344,720	86,659
Short term notes payable, net of discount of $0 and $100,364, respectively	56,000	315,636
Related party note payable, net of discount of $18,532 and $68,438, respectively	357,201	307,294
Related party payables	2,235,913	2,591,943
Other payables	98,160	82,149

Total current liabilities	5,259,406	4,789,815

Commitments and contingencies	-	-

Non-controlling interest	(107,936)	6,215

STOCKHOLDERS' EQUITY
Series A convertible preferred stock - 20,000,000 shares authorized, par value $0.001, 1,875,000 and 1,250,000 shares issued and outstanding
at December 31, 2008 and June 30, 2008, respectively	1,875	1,250
Series B convertible preferred stock - 6,000,000 shares authorized, par value $0.001 0 and 5,033,680 shares issued and outstanding
at December 31, 2008 and June 30, 2008, respectively	-	5,034
Common stock - 127,000,000 shares authorized,
par value $0.001, 111,013,355 and 10,235,328 shares issued and outstanding
at December 31, 2008 and June 30, 2008, respectively	111,013	10,235
Additional paid-in capital	68,582,534	11,180,217
Accumulated deficit, deemed dividends related to pooling of subsidiary	(55,948,969)	-
Accumulated deficit, from operations	(4,856,448)	(1,605,115)
Total Accumulated deficit	(60,805,417)	(1,605,115)
Other comprehensive income	27,251	97,363
Total stockholders' equity	7,917,256	9,688,984
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,068,726	$14,485,014

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Revenue	$2,659,090	$1,297,583	$4,983,581	$1,957,935

Cost of revenue	1,523,652	829,341	2,686,334	1,443,691

Gross profit	1,135,438	468,242	2,297,247	514,244

Operating expenses:
Selling expenses	656,224	285,336	1,146,866	452,559
General and administrative expenses	731,439	69,251	1,677,530	132,977

Income (Loss) from operations	(252,225)	113,655	(527,149)	(71,292)

Non-operating income (expense):
Depreciation and amortization expense	(402,675)	(850)	(814,548)	(1,644)
Interest income	504	289	771	378
Interest expense	(31,287)	-	(201,155)	-
Related party interest expense	(88,712)	-	(183,734)	-
Loss on disposal of fixed assets	(3,358)	-	(3,358)	-
Non-controlling interest in loss from variable interest entity	126,755	-	114,023	-
Foreign exchange gain	7,861	-	7,709	-
Other expense	(10,686)	-	(27,654)	(79)

Total non-operating income (expense)	(401,598)	(561)	(1,107,946)	(1,345)

Income (Loss) before income tax	(653,823)	113,094	(1,635,095)	(72,637)

Income tax	116,326	-	293,771	-

Net Income / (Loss)	$(770,149)	$113,094	$(1,928,866)	$(72,637)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(69,361)	1,474	(70,111)	2,298

Comprehensive Income (Loss)	$(839,510)	$114,568	$(1,998,977)	$(70,339)

Weighted average shares outstanding :
Basic	21,282,538	1,200,000	15,799,228	1,200,000
Diluted	21,282,538	101,673,600	15,799,228	1,200,000

Earnings (Loss) per share:
Basic	$(0.04)	$0.09	$(0.12)	$(0.06)
Diluted	$(0.04)	$0.00	$(0.12)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	December 31, 2008	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,928,866)	$(72,637)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	814,548	1,644
Amortization of debt discounts	150,271	-
Fair value of stock options under SFAS 123R	211,469	-
Loss from minority interest in subsidiary	(114,023)	-
Barter revenues	(1,226,405)	(47,613)
Barter expenses	547,678	47,613
Loss on write off of assets	3,435	-
Changes in operating assets and liabilities:
Accounts receivable	(1,125,820)	(228,629)
Vendor deposits	(19,380)	-
Prepaid expenses	(231,552)	98,481
Other receivables	(11,380)	(228,424)
Accounts payable	(89,087)	768,238
Accrued liabilities	769,017	9,731
Other payables	12,730	24,917
Related Party Payables	(180,575)	(411,682)
Unearned revenue	244,633	141,843
Accrued interest	64,780	-

Net cash provided by (used in) operating activities	(2,108,527)	103,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Long term deposits from radio advertising assets	(153,510)	-
Purchase of property and equipment	(123,542)	(240)
Payment on acquisition of Music Radio Limited	(740,010)	-
Cash paid for acquisition of News Radio Limited	(749,990)	-
Cash acquired in acquisition of News Radio Limited	286	-
Restricted cash received	(14,620)	-

Net cash used in investing activities	(1,781,386)	(240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(360,000)	-
Proceeds from sale of convertible preferred stock	1,500,000	-
Contributed capital	60,658	16,885
Dividend to shareholders of HTLG	(250,170)	-
Net cash provided by financing activities	950,488	16,885

Effect of exchange rate changes on cash and cash eqiuvalents	6,934	7,709

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(2,932,491)	127,836

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,372,499	164,100

CASH & CASH EQUIVALENTS, ENDING BALANCE	$440,008	$291,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$170,000	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred shares for acquisition of Beijing Tianjing Yinse Lingdong through VIE agreements	$51,561,046	$5,034
Issuance of warrants for acquisition of Beijing Tianjing Yinse Lingdong through VIE agreements	$4,387,923	$-
Issuance of common shares for purchase of News Radio Limited	$293,800	$-

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

Computer Equipment	3 years
Office equipment and furniture	3 years
Leasehold improvements	1 year

The following is a summary the property and equipment as of the dates indicated:

	December 31,	June 30,
	2008	2008
Computer Equipment	$53,891	$5,278
Office equipment and furniture	94,469	17,379
Leasehold improvements	8,475	8,573
	$156,835	$31,230
Less: Accumulated depreciation	(17,655)	(4,800)
	$139,180	$26,430

Depreciation expense for the three months ended December 31, 2008 and 2007 was $8,159 and $850, respectively; depreciation expense for the six months ended December 31, 2008 and 2007 was $13,224 and $1,644, respectively.

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

Intangible assets consist of the following at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008
FM 92.5 Contract rights	$1,709,888	$2,174,428
Exclusivity agreement	7,388,731	6,999,353
FM 90.5 Contract rights	1,016,206	-
	$10,114,825	$9,173,781
Less Accumulated amortization	(929,705)	(128,471)
Intangibles, net	$9,185,120	$9,045,310

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

Amortization expense on this contract for the three and six months ending December 31, 2008 was $178,273 and $343,838, respectively.

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

Amortization expense for the Company’s intangible assets for the three months ended December 31, 2008 and 2007 were $394,516 and $0, respectively; amortization expense for the Company’s intangible assets for the six months ended December 31, 2008 and 2007 were $801,324 and $0, respectively.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104. The Company purchases advertising inventory in the form of advertising airtime, the unit being minutes, from radio stations and advertising pages from airline magazines. The Company then distributes these minutes and pages under various sales agreements. We recognize advertising revenue over the term of each sales agreement, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.   Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Barter revenue for the were three months ended December 31, 2008 and 2007 was $747,324 and $47,613 respectively; barter revenue for the six months ended December 31, 2008 and 2007 was $1,226,405 and $47,613, respectively. Barter expense for the three months ended December 31, 2008 and 2007 was $382,642 and $47,613, respectively; barter expense for the six months ended December 31, 2008 and 2007 was $547,678 and $47,613, respectively. Under PRC regulations, the Company is required to pay certain taxes on revenues generated. These taxes include:

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

Cost of Sales

The Company expenses the cost of advertising monthly according to the terms of the underlying contracts. The entire cost of the contract is expensed evenly over the term of agreement starting when the first time advertising is expected to take place. As the advertising inventory does not carry forward, all minutes are expensed whether sold or not.  he Company has adopted a policy to recognize these taxes in cost of sales in the period incurred. Cost of Sales for the three months ended December 31, 2008 and 2007 were $1,523,652 and $829,341, respectively; advertising costs for the six months ended December 31, 2008 and 2007 were $2,686,334 and $1,443,691, respectively.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheets. Such items, along with net income, are components of comprehensive income. Translation gains of $27,251 and $97,363 at December 31, 2008 and June 30, 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets. During the three months ended December 31, 2008 and 2007, other comprehensive income in the consolidated statements of operations and other comprehensive income (loss) included translation gains (losses) of ($69,361) and $1,474, respectively; during the six months ended December 31, 2008 and 2007, other comprehensive income in the consolidated statements of operations and other comprehensive income (loss) included translation gains (losses) of ($70,111) and  $2,298, respectively.

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the SFAS No. 128 ("SFAS No. 128"), “Earnings Per Share.” Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were options to purchase 681,820 and 0 shares of common stock and warrants to purchase 11,180,294 and 0 shares of common stock outstanding as of December 31, 2008 and 2007, respectively.  The Company had issued and outstanding convertible preferred stock that converted to 1,875,000 and 100,673,600 shares of common stock as of December 31, 2008 and 2007, respectively.  For the three and six months ended December 31, 2008, the Company incurred a net loss in the accompanying statements of operations and other comprehensive income (loss) of $770,149 and 1,928,866 , respectively. For the three and six months ended December 31, 2007, the Company incurred a net income (loss) in the accompanying statements of operations and other comprehensive income (loss) of $113,094 and ($72,637), respectively. As of December 31, 2008 and 2007 the following potentially dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect.

	December 31, 2008	December 31, 2007
Options	641,820	-
Warrants	11,180,294	-
Convertible preferred stock	1,875,000	100,673,600
	13,697,114	100,673,600

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128, “Earnings Per Share”.

	Three Months Ended December 31,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income (loss)	$(770,149)			$113,094

Weighed shares outstanding		21,282,538			1,200,000

			$(0.04)			$0.09

Diluted earnings per share

Net loss	N/A			$113,094	$1,200,000

Weighed shares outstanding
Effect of dilutive securities
Convertible preferred stock					100,673,600
					100,673,600

						$0.00

	Six Months Ended December 31,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income (loss)	$(1,928,866)			$(72,637)

Weighed shares outstanding		15,799,228			1,200,000

			$(0.12)			$(0.06)

Diluted earnings per share	N/A			N/A

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

Note 5 - Long term deposits, contract guarantees and transaction deposits

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

On June 30, 2008, waivers of default were executed on the Kantor and Blueday loans, extending the term of the loans to August 31, 2008.  The Company has continued dialogue with the note holders and no formal request for payment has been made.  The Company has repaid both Kantor an amount equal to his original loan; the remaining principal balance is a function of allocating payments.  Blueday has received cash payments totaling more than their original investment; however, as with Kantor, the payments were allocated leaving a principal balance.   As a result, the Company based on conversations with both parties believe the note holders will continue to extend via not declaring the Company in default.  As of December 31, 2008, the Company owed $70,093, on the Kantor Loan representing $33,000 of principal and $37,093 of interest and additional fees. As of December 31, 2008, the Company owed $104,560, on the Blueday Loan representing $23,000 of principal and $81,560 of interest and additional expenses.

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

Note 8 - Other Payables

Following is a summary of other payables at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008
Insurance	$10,835	$-
Office Expenses	4,555	378
Service commitment to provide advertising pages	75,059	74,496
Other	7,711	7,275
	$98,160	$82,149

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

Note 10 - Stock Options and Warrants

Stock Options

The Company entered into an employment agreement with Mr. Jeffrey Dash on January 31, 2008. Effective January 31, 2008, Mr. Dash was appointed the President and Chief Executive Officer of the Company. Pursuant to the employment agreement Mr. Dash was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The options vest over 33 months, with 25% of the options vesting after the first three months and the remaining 75% of the options vesting equally every three months at a rate of 30,000 shares per month. The fair value of the options was $120. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 100%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On May 19, 2008, the Company entered into an employment agreement with Mr. William Lee. Effective June 2, 2008, Mr. Lee was appointed the Chief Operating Officer of the Company. Pursuant to the employment agreement, Mr. Lee was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of $3.25 per share. The options vest over 33 months, with 12.5% of the options vesting after the first three months and the remaining 75% of the options vesting equally every three months at a rate of 30,000 shares per three months. The fair value of the options was $783,280. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 92%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. On October 31, 2008, Mr. Lee left the Company. At that time of his departure from the Company he held 81,820 fully vested options and forfeited 318,180 options.   The Company’s board of directors agreed to grant Mr. Lee two years from the date of his departure to exercise the fully vested options.

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

Warrants

Under the loan agreement with RMK described in Note 7 at the closing of the share exchange agreement described in Note 1 the Company issued RMK a warrant to purchase 150,294 shares of the Company’s common stock. The warrant was exercisable upon issuance and is exercisable until the third anniversary of the issuance date of the warrant. The warrant exercise price is $2.50 per share. The relative fair value of the warrants was $108,261 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, and a dividend yield of 0% and volatility of 90%. Of the $375,733 proceeds from the loan, the fair value of the warrants are recorded as debt discounts and are being amortized over the term of the loan.

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

Note 14 - Related Party Transactions

Significant balances and transactions and balances with related parties are as follows:

a.	Amounts due to related parties

Party	Relationship	December 31, 2008	June 30, 2008
Classified as Related Party Payable
BaoChun Ju and affiliates (including wife, Wei Xue, and Music Radio, Ltd.)	majority Shareholder	$1,583,905	$2,029,440
Beijing Hongtenglianguang Advertising Co., Ltd,	common control PRC entity	652,008	562,503
		$2,235,913	$2,591,943
Classified as Related Party Note Payable
RMK Emerging Growth Fund,	controlled by a shareholder who is also the CEO of ARC Investment Partners	357,201	307,294
		$2,593,114	$2,899,237

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

b. Transactions related to acquisitions closed with the related party

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

BaoChun Ju and affiliates (including wife, Wei Xue, and Music Radio, Ltd.)	$521,760	$-	$1,528,285	$-
Beijing Hongtenglianguang Advertising Co., Ltd,	-	-	-	-
	$521,760	$-	$1,528,285	$-

c. Transactions related to services provided by the related party

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Beijing Hongtenglianguang Advertising Co., Ltd,	120,015	-	631,080	-
	$120,015	$-	$631,080	$-

d. Transactions related to expenses paid by the related party

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Beijing Hongtenglianguang Advertising Co., Ltd,	106,975	267	131,734	16,625
	$106,975	$267	$131,734	$16,625

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

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
	(in dollars, except percentages)		(in dollars, except percentages)
Revenue
Airline magazine advertising sales	$1,697,463	$706,596	$3,453,948	$1,032,741
Radio advertising sales	961,627	590,987	1,529,633	924,533
Other product lines	-	-	-	661
	$2,659,090	$1,297,583	$4,983,581	$1,957,935

Cost of Revenue
Airline magazine advertising sales	$690,726	$446,444	$1,279,859	$850,310
Radio advertising sales	832,926	382,897	1,406,475	583,204
Other product lines	-	-	-	10,177
	$1,523,652	$829,341	$2,686,334	$1,443,691

Gross Profit
Airline magazine advertising sales	$1,006,737	$260,152	$2,174,089	$182,431
Radio advertising sales	128,701	208,089	123,158	341,328
Other product lines	-	-	-	(9,516)
	$1,135,438	$468,242	$2,297,247	$514,244

Note 16- Subsequent Event s (unaudited)

On January 10 2009, the Company entered into an operating lease agreement to sublease its Shanghai office.  The lease term is from January 10, 2009 to January 9, 2011. Monthly rent is $5,643.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q/A and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in Part II Item 1A under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q/A. In addition, our past results of operations do not necessarily indicate our future results. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report on Form 10-Q/A or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q/A. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q/A, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Intangible assets consist of the following at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008
FM 92.5 Contract rights	$1,709,888	$2,174,428
Exclusivity agreement	7,388,731	6,999,353
FM 90.5 Contract rights	1,016,206	-
	$10,114,825	$9,173,781
Less Accumulated amortization	(929,705)	(128,471)
Intangibles, net	$9,185,120	$9,045,310

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

Amortization expense on this contract for the three and six months ending December 31, 2008 was $178,273 and $343,838, respectively.

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

Amortization expense for the Company’s intangible assets for the three months ended December 31, 2008 and 2007 were $394,516 and $0, respectively; amortization expense for the Company’s intangible assets for the six months ended December 31, 2008 and 2007 were $801,324 and $0, respectively.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104. The Company purchases advertising inventory in the form of advertising airtime, the unit being minutes, from radio stations and advertising pages from airline magazines. The Company then distributes these minutes and pages under various sales agreements. We recognize advertising revenue over the term of each sales agreement, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.   Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Barter revenue for the were three months ended December 31, 2008 and 2007 was $747,324 and $47,613 respectively; barter revenue for the six months ended December 31, 2008 and 2007 was $1,226,405 and $47,613, respectively. Barter expense for the three months ended December 31, 2008 and 2007 was $382,642 and $47,613, respectively; barter expense for the six months ended December 31, 2008 and 2007 was $547,678 and $47,613, respectively. Under PRC regulations, the Company is required to pay certain taxes on revenues generated. These taxes include:

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

Cost of Sales

The Company expenses the cost of advertising monthly according to the terms of the underlying contracts. The entire cost of the contract is expensed evenly over the term of agreement starting when the first time advertising is expected to take place. As the advertising inventory does not carry forward, all minutes are expensed whether sold or not.  he Company has adopted a policy to recognize these taxes in cost of sales in the period incurred. Cost of Sales for the three months ended December 31, 2008 and 2007 were $1,523,652and $829,341, respectively; advertising costs for the six months ended December 31, 2008 and 2007 were $2,686,334 and $1,443,691, respectively.

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

Comparison of Three Months Ended December 31, 2008 and December 31, 2007

	Three Months ended December 31,
	2008		2007
	Amount	% of Revenue	Amount	% of Revenue
	(in dollars, except percentages)

REVENUE	$2,659,090	100.0%	$1,297,583	100.0%

COST OF SALES	1,523,652	57.3%	829,341	63.9%

GROSS PROFIT	1,135,438	42.7%	468,242	36.1%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,387,663	52.2%	354,587	27.3%

INCOME (LOSS) FROM OPERATIONS	(252,225)	(9.5)%	113,655	8.8%

OTHER (EXPENSE) INCOME, NET	(401,598)	(15.1)%	(561)	(0.0)%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(653,823)	(24.6)%	113,094	8.7%

PROVISION FOR INCOME TAXES	116,326	4.4%	-	0.0%

NET INCOME (LOSS)	(770,149)	(29.0)%	113,094	8.7%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(69,361)	(2.6)%	1,474	0.1%

COMPREHENSIVE INCOME	(839,510)	(31.6)%	114,568	8.8%

Revenues.  Our revenue included revenues from sales radio advertising and airline magazine advertising.  During the three months ended December 31, 2008, we had revenues of $2,659,090 compared to revenues of $1,297,583 for the three months ended December 31, 2007, an increase of $1,361,507. The increase is attributable to the increase in sales of both airline magazine advertising and radio advertising, with airline magazine advertising sales leading the way.  Details of the changes for the three months ended December 31, 2008 are as follows:

	Three months ended
	December 31,		Year over Year Change
	2008	2007	Amount	%
	(in dollars, except percentages)
Revenue
Airline magazine advertising sales	$1,697,463	706,596	990,867	140.2%
Radio advertising sales	961,627	590,987	370,640	62.7%
Other product lines	-	-	-	-
	$2,659,090	$1,297,583	$1,361,507	104.9%

Management believes that sales will continue to accelerate because our network is expanding, our sales efforts are becoming more efficient and we believe that the overall radio advertising market will continue to grow.

Cost of Sales.  Cost of sales increased to $1,523,652 for the three months ended December 31, 2008, as compared to $829,341 for the three months ended December 31, 2007, an increase of $694,311, or 83.7%.  Details for the three months ended December 31, 2008 are as follows:

	Three months ended
	December 31,		Year over Year Change
	2008	2007	Amount	%
	(in dollars, except percentages)
Cost of Revenue
Airline magazine direct costs	$690,726	446,444	244,283	54.7%
Radio advertising direct costs	832,926	382,897	450,028	117.5%
Other product lines	-	-	-	-
	$1,523,652	$829,341	$694,311	83.7%

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

Gross Profit. Gross profit was $1,135,438 for the three months ended December 31, 2008 as compared to $468,242 for the three months ended December 31, 2007, an increase of $667,196, or 142.5%  The overall gross profit increase for the three months ended December 31, 2008 is attributable to a significant increase for the airline magazine advertising sales product line offset by a year over year decrease for the radio advertising sales product line, the details of which are as follows:

	Three months ended
	December 31,		Year over Year Change
	2008	2007	Amount	%
	(in dollars, except percentages)
Gross Profit
Airline magazine direct costs	$1,006,737	260,152	746,584	287.0%
Radio advertising direct costs	128,701	208,090	(79,388)	(38.2)%
Other product lines	-	-	-	-
	$1,135,438	$468,242	$667,196	142.5%

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

The gross margin for the three months ended December 31, 2008 and 2007 are 42.7% and 36.1%, respectively.  As with the overall gross profit, the gross margin increase from airline magazine advertising is being offset by a decrease of the radio advertising product line, the details of which are as follows:

	Three months ended December 31,
	2008	2007	Change
Gross Margin
Airline magazine direct costs	59.3%	36.8%	22%
Radio advertising direct costs	13.4%	35.2%	(21.8)%
Other product lines	-	-	-
	42.7%	36.1%	6.6%

Management expects margins to quickly improve for the radio advertising product line as sales increase.  The airline magazine gross margin is also expected to increase as a majority of direct costs are fixed.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,387,663 for the three months ended December 31, 2008, as compared to $354,587 for the three months ended December 31, 2007, an increase of $1,033,076, or 291.3%.  The significant increase is attributable to the overall expansion of the business and the resulting expansion of selling costs, staff costs and other overhead.

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

Loss from Operations. As a result of the above, loss from operations totaled $252,225 for the three months ended December 31, 2008 as compared to income of $113,655 for the three months ended December 31, 2007, a difference of $365,880. As a percentage of revenues, loss from operations was (9.5)% for the three months ended December 31, 2008 as compared to income of 8.8% for the three months ended December 31, 2008.

Non-operating Expense. Non-operating expense for the three months ended December 31, 2008 and 2007 was $401,598 and $561, respectively.  The difference, $401,037, can be attributed to $394,516 of amortization expense related to intangible assets and $119,199 of interest expense which were offset by $126,755 of other income related to income from minority interests.

Income (Loss) before Provision for Income Taxes. As a result of the foregoing, loss before provision for income taxes was $653,823 for the three months ended December 31, 2008 as compared to income of $113,094 for the three months ended December 31, 2007, a decrease of $766,917.

Net Income (Loss). As a result of the foregoing, net loss increased $770,149 for the three months ended December 31, 2008 as compared to net income of $113,094 for the three months ended December 31, 2007, a decrease of $883,243. The respective net margins are (29.0)% and 8.7% for the three months ended December 31, 2008 and 2007. The net loss for the three months ended December 31, 2008 was mainly due to the increase of fixed advertising costs related to the radio advertising product line and the overall increase in selling, general and administrative expenses.  Management believes that the Company's operations will generate net income at an increasing rate due to fixed nature of many of the expenses and expectations of continued revenue growth.  The Company has invested in its sales organization and expects the benefits of such investment to come quickly.

Comparison of Six Months Ended December 31, 2008 and December 31, 2007

	Six Months ended December 31,
	2008		2007
	Amount	% of Revenue	Amount	% of Revenue
	(in dollars, except percentages)

REVENUE	$4,983,581	100.0%	$1,957,935	100.0%

COST OF SALES	2,686,334	53.9%	1,443,691	73.7%

GROSS PROFIT	2,297,247	46.1%	514,244	26.3%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,824,396	56.7%	585,536	29.9%

INCOME (LOSS) FROM OPERATIONS	(527,149)	(10.6)%	(71,292)	(3.6)%

OTHER (EXPENSE) INCOME, NET	(1,107,946)	(22.2)%	(1,345)	(0.1)%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,635,095)	(32.8)%	(72,637)	(3.7)%

PROVISION FOR INCOME TAXES	293,771	5.9%	-	0.0%

NET INCOME (LOSS)	(1,928,866)	(38.7)%	(72,637)	(3.7)%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(70,111)	(1.4)%	2,298	0.1%

COMPREHENSIVE INCOME	(1,998,977)	(40.1)%	(70,339)	(3.6)%

Revenues.  Our revenue included revenues from sales radio advertising and airline magazine advertising.  During the six months ended December 31, 2008, we had revenues of $4,983,581 compared to revenues of $1,957,935 for the six months ended December 31, 2007, an increase of 154.5%.  The increase is attributable to the increase in sales of both airline magazine advertising and radio advertising, with airline magazine advertising sales leading the way.  Details of the changes for the six months ended December 31, 2008 are as follows:

	Six months ended
	December 31,		Year over Year Change
	2008	2007	Amount	%
	(in dollars, except percentages)
Revenue
Airline magazine advertising sales	$3,453,948	1,032,741	2,421,207	234.4%
Radio advertising sales	1,529,633	924,533	605,100	65.4%
Other product lines	-	661	(661)	(100	) %
	$4,983,581	$1,957,935	$3,025,646	154.5%

Management believes that sales will continue to accelerate because our network is expanding, our sales efforts are becoming more efficient and we believe that the overall radio advertising market will continue to grow.

Cost of Sales.  Cost of sales increased to $2,686,334 for the six months ended December 31, 2008, as compared to $1,443,691 for the six months ended December 31, 2007, an increase of $1,242,643, or 86.1%.  Details for the six months ended December 31, 2008 are as follows:

	Six months ended
	December 31,		Year over Year Change
	2008	2007	Amount	%
	(in dollars, except percentages)
Cost of Revenue
Airline magazine direct costs	$1,279,859	850,310	429,549	50.5%
Radio advertising direct costs	1,406,475	583,205	823,270	141.2%
Other product lines	-	10,176	(10,176)	(100.0)%
	$2,686,334	$1,443,691	$1,242,643	86.1%

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

Gross Profit. Gross profit was $2,297,247 for the six months ended December 31, 2008 as compared to $514,244 for the six months ended December 31, 2007, an increase of $1,783,003 or 346.7%  The overall gross profit increase for the six months ended December 31, 2008 is attributable to a significant increase for the airline magazine advertising sales product line offset by a year over year decrease for the radio advertising sales product line, the details of which are as follows:

	Six months ended
	December 31,		Year over Year Change
	2008	2007	Amount	%
	(in dollars, except percentages)
Gross Profit
Airline magazine direct costs	$2,174,089	182,431	1,991,658	1,091.7%
Radio advertising direct costs	123,158	341,329	(218,171)	(63.9)%
Other product lines	-	(9,516)	9,516	(100.0)%
	$2,297,247	$514,244	$1,783,003	346.7%

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

The gross margin for the six months ended December 31, 2008 and 2007 are 46.1% and 26.3%, respectively.  As with the overall gross profit, the gross margin increase from airline magazine advertising is being offset by a decrease of the radio advertising product line. the details of which are as follows:

	Six months ended December 31,
	2008	2007	Change

Gross Margin
Airline magazine direct costs	62.9%	17.7%	45.2%
Radio advertising direct costs	8.1%	36.9%	(28.9)%
Other product lines	-	(1,438.5)%	-
	46.1%	26.3%	19.8%

Management expects margins to quickly improve for the radio advertising product line as sales increase.  The airline magazine gross margin is also expected to increase as a majority of direct costs are fixed.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,824,396 for the six months ended December 31, 2008, as compared to $585,536 for the six months ended December 31, 2007, an increase of $2,238,860, or 382.4%.  The significant increase is attributable to the overall expansion of the business and the resulting expansion of selling costs, staff costs and other overhead.

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

Loss from Operations. As a result of the above, loss from operations totaled $527,149 for the six months ended December 31, 2008 as compared to a loss of $71,292 for the six months ended December 31, 2007, a difference of $455,857. As a percentage of revenues, loss from operations was 10.6% for the six months ended December 31, 2008 as compared to a loss of 3.6% for the three months ended December 31, 2007.

Non-operating Expense. Non-operating expense for the six months ended December 31, 2008 and 2007 was $1,107,946 and $1,345, respectively.  The difference, $1,106,601, can be attributed to $801,324 of amortization expense related to intangible assets and $384,889 of interest expense which were offset by $114,023 of other income related to income from minority interests.

Income (Loss) before Provision for Income Taxes. As a result of the foregoing, loss before provision for income taxes was $1,635,095 for the six months ended December 31, 2008 as compared to a loss of $72,637 for the six months ended December 31, 2007, a decrease of $1,562,459.

Net Income (Loss). As a result of the foregoing, net loss increased from $1,928,866 for the six months ended December 31, 2008 as compared to net loss of $72,637 for the six months ended December 31, 2007, a decrease of $1,856,229. The respective net margins are (38.7)% and (3.7)% for the six months ended December 31, 2008 and 2007. The net loss for the six months ended December 31, 2008 was mainly due to the increase of fixed advertising costs related to the radio advertising product line and the overall increase in selling, general and administrative expenses.  Management believes that the Company's operations will generate net income at an increasing rate due to fixed nature of many of the expenses and expectations of continued revenue growth.  The Company has invested in its sales organization and expects the benefits of such investment to come quickly.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six Months Ended
	December 31,
	2008	2007

Net cash (used in) / provided by operating activities	$(2,108,527)	$103,482
Net cash used in by investing activities	(1,781,386)	(240)
Net cash provided by financing activities	950,488	16,885
Effect of exchange rate changes on cash and cash equivalents	6,934	7,709
Net increase (decrease) in cash and cash equivalents	(2,932,491)	127,836
Cash and cash equivalents at the beginning of period	3,372,499	164,100
Cash and cash equivalents at the end of period	440,008	291,936

Operating Activities

Net cash used in operating activities was $2,108,527 in the six months ended December 31, 2008 compared with net cash provided by operating activities of $103,482 in the same period in 2007.  Our revenues have not reached a level sufficient to support our operations.  We funded our losses through available cash in part from the issuance of Series A convertible preferred stock.

Cash flows from Investing and Financing Activities

Cash used in investing activities in the six months ended December 31, 2008 was $1,781,386 compared with $240 for the same period for the previous year and consisted primarily of a $740,010 payment against amounts due for the acquisition of Legend Media Tianjin Investment Company and a $749,990 payment against amounts due for the acquisition of News Radio Limited.  Cash provided by financing activities was $950,488 for the six months ended December 31, 2008.  The cash provided by financing activities was obtained by the issuance of $1,500,000 in its Series A convertible preferred stock to Maoming China Fund and $60,658 of contributed capital from payment of obligations by shareholders, offset by $360,000 in repayments on notes payable and $250,170 in dividends paid to the shareholders of YSLD as part of the Music Radio Acquisition Agreement.  Although the business continues to develop and generate an increasing amount of cash, the Company may have to raise additional funds to finance any continued losses and the existing commitments.  The Company has outstanding notes payables of $431,733 which are due; $375,733 of which amount is a loan from a related party, RMK Emerging Growth Fund LP, from which the Company expects to receive continued support and extension.  As of December 31, 2008, no demand letters for payment has been received by the Company.  Further, the Company will have to raise additional funds to finance further expansion in China.

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

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) for us. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q/A, the Certifying Officers have concluded that (a) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company as of the date of this Quarterly Report on Form 10-Q/A.

Item 1A.  Risk Factors

In addition to the other information set forth in this Form 10-Q/A, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 during the six months ended December 31, 2008.

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

LEGEND MEDIA, INC.

Date: March 5, 2009	By:	/s/ Jeffrey Dash
Jeffrey Dash
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)