Form 10-Q
period 2009-03-31
Legend Media, Inc.
filed 2009-05-20
CIK 1367993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No☐

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

As of March 31, 2009, the Registrant had 111,013,355 shares of common stock outstanding.

TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 and JUNE 30, 2008

	March 31,	June 30,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$199,606	$3,372,499
Accounts receivable	1,767,635	1,194,005
Vendor deposits	112,048	17,464
Prepaid expenses	459,653	313,735
Deferred costs	1,600,457	14,538
Other receivables	160,159	1,033

Total current assets	4,299,558	4,913,274

Long term deposits, contract guarantees and transaction deposits	404,064	500,000

Property and equipment, net	121,908	26,430

Intangible assets, net	8,770,386	9,045,310

TOTAL ASSETS	$13,595,916	$14,485,014

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,344,489	$517,980
Accrued liabilities	961,253	605,468
Accrued interest	424,124	282,686
Unearned revenue	716,941	86,659
Short term notes payable, net of discount of $0 and $100,364, respectively	56,000	315,636
Related party note payable, net of discount of $0 and $68,438, respectively	375,733	307,294
Related party payables	2,165,734	2,591,943
Other payables	429,151	82,149

Total current liabilities	6,473,425	4,789,815

Commitments and contingencies	-	-

Non-controlling interest	-	6,215

STOCKHOLDERS' EQUITY
Series A convertible preferred stock - 20,000,000 shares authorized, par value $0.001, 1,937,500 and 1,250,000 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	1,938	1,250
Series B convertible preferred stock - 6,000,000 shares authorized, par value $0.001 0 and 5,033,680 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	-	5,034
Common stock - 127,000,000 shares authorized, par value $0.001, 111,013,355 and 10,235,328 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	111,013	10,235
Additional paid-in capital	68,774,089	11,180,217
Accumulated deficit, deemed dividends related to entities under common control	(55,948,969)	-
Accumulated deficit, from operations	(5,842,065)	(1,605,115)
Total Accumulated deficit	(61,791,034)	(1,605,115)
Other comprehensive income	26,485	97,363
Total stockholders' equity	7,122,491	9,688,984
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,595,916	$14,485,014

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

	Three Months		Nine Months
	2009	2008	2009	2008

Revenue	$2,630,624	$1,305,560	$7,614,205	$3,263,495

Cost of revenue	1,447,254	678,730	4,133,588	2,122,421

Gross profit	1,183,370	626,830	3,480,617	1,141,074

Operating expenses:
Selling expenses	928,339	247,955	2,075,205	700,514
General and administrative expenses	817,599	623,935	2,495,129	756,912
Total operating expenses	1,745,938	871,890	4,570,334	1,457,426

Loss from Operations	(562,568)	(245,060)	(1,089,717)	(316,352)

Non-operating income (expense):
Depreciation and amortization expense	(425,286)	(1,781)	(1,239,834)	(3,425)
Interest income	16	414	787	792
Interest expense	(11,044)	(2,710)	(212,199)	(2,710)
Related party interest expense	(83,990)	(60,448)	(267,724)	(60,448)
Loss on disposal of fixed assets	(12,803)	-	(16,161)	-
Non-controlling interest in loss from variable interest entity	(107,936)	-	6,087	-
Foreign exchange gain (loss)	(3,073)	-	4,636	-
Other	-	-	(27,654)	(79)

Total non-operating expense	(644,116)	(64,525)	(1,752,062)	(65,870)

Loss before income tax	(1,206,684)	(309,585)	(2,841,779)	(382,222)

Income tax	208,890	36,126	502,661	36,126

Net Loss	(1,415,574)	(345,711)	(3,344,440)	(418,348)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(70,127)	10,442	(70,877)	-

Comprehensive Loss	$(1,485,701)	$(335,269)	$(3,415,317)	$(418,348)

Weighted average shares outstanding :
Basic	111,013,355	5,892,308	47,074,322	2,752,727
Diluted	111,013,355	5,892,308	47,074,322	2,752,727

Earnings (Loss) per share:
Basic	$(0.013)	$(0.059)	$(0.071)	$(0.152)
Diluted	$(0.013)	$(0.059)	$(0.071)	$(0.152)

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,344,440)	$(418,348)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,239,834	3,760
Amortization of debt discounts	168,803	32,413
Fair value of stock options under SFAS 123R	253,087	26,138
Common stock issued for services	-	4,280
Barter revenues	(1,955,962)	(47,613)
Barter expenses	954,796	47,613
Loss on disposal of assets	16,238	-
Changes in operating assets and liabilities:
Accounts receivable	(1,628,330)	(310,358)
Vendor deposits	(94,347)	-
Prepaid expenses	(21,574)	19,118
Other receivables	(157,672)	(20,201)
Accounts payable	816,454	272,919
Accrued liabilities	664,205	78,679
Other payables	448,291	59,206
Related party payables	(244,515)	(85,320)
Unearned revenue	83,749	139,601
Accrued interest	141,438	30,745

Net cash used in operating activities	(2,659,945)	(167,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(128,335)	(244)
Payment on acquisition of Music Radio Limited	(740,010)	-
Cash paid for acquisition of News Radio Limited	(749,990)	-
Cash acquired in acquisition of News Radio Limited	286	-

Net cash used in investing activities	(1,618,049)	(244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	794,733
Repayment of notes payable	(360,000)	(69,000)
Proceeds from sale of common stock	-	87,740
Proceeds from sale of convertible preferred stock	1,650,000	-
Contributed capital from assumption of obligations	60,658	31,388
Dividend to shareholders of HTLG	(250,170)	-

Net cash provided by financing activities	1,100,488	844,861

Effect of exchange rate changes on cash and cash eqiuvalents	4,613	23,344

NET DECREASE IN CASH & CASH EQUIVALENTS	(3,172,893)	700,593

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,372,499	164,100

CASH & CASH EQUIVALENTS, ENDING BALANCE	$199,606	$864,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$170,000	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred shares for acquisition of Beijing Tianjing Yinse Lingdong through VIE agreements	$51,561,046	$5,034
Issuance of warrants for acquisition of Beijing Tianjing Yinse Lingdong through VIE agreements	$4,387,923	$-
Issuance of common shares for purchase of News Radio Limited	$293,800	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Legend Media, Inc. (the “Company” or "Legend Media") pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These consolidated unaudited financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008. The results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending June 30, 2009.

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

On January 31, 2008, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Ms. Shannon McCallum-Law, the majority stockholder, sole director and Chief Executive Officer of the Company, Well Chance Investments Limited (“Well Chance”) and Well Chance's sole shareholder (the "Well Chance Shareholder"). Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Well Chance's common stock in exchange for the Company’s issuance of 1,200,000 shares of its common stock to the Well Chance Shareholder on the basis of 1,200 shares of its common stock for every one share of Well Chance common stock held.

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

On May 30, 2008, the Company completed a Share Purchase Agreement (the “Music Radio Share Purchase Agreement") with Music Radio Limited, a British Virgin Islands company ("Music Radio Limited”) and all of the shareholders of Music Radio Limited pursuant to which the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly owned subsidiary of Music Radio Limited. On that date, the Company gained effective control of the exclusive sales contract through December 31, 2010 for the Tianjin, China based radio channel. The exclusive sales contract provides the Company with 19,710 minutes per year of advertising space. The original contract expired December 31, 2008 and was renewed until December 31, 2009. The channel reaches over 11.5 million people in the Tianjin area. Because the region is one of the most economically developed and urbanized in the People’s Republic of China (“PRC”), the Company believes that the radio station is well situated to take advantage of the expanding middle and upper class in the PRC.  On November 28, 2008 the Music Radio Share Purchase Agreement was amended by which the escrow provisions were removed and all escrowed consideration was released.  Further, the obligation for the Company to escrow additional cash was eliminated by which cash was made available for ongoing operations and expansion.

On July 21, 2008, the Company closed a transaction pursuant to which Well Chance, purchased 100% of the common stock of News Radio Limited, a British Virgin Islands company ("News Radio Limited"). The transaction occurred pursuant to the terms of a Share Purchase Agreement (the “News Radio Share Purchase Agreement”) that the Company entered into on June 4, 2008 with Well Chance and all of the shareholders of News Radio Limited (the "News Radio Shareholders"). The closing gives Legend Media effective control of the PRC-based company that has the exclusive sales contract for the Beijing, PRC based radio channel FM 90.5  The contract expires June 30, 2010 and has an option for a two year extension. Beijing is a metropolis in northern PRC with a population of over 17 million. As with Tianjin, it is one of four municipalities in the PRC with status as a province in the PRC's administrative structure. Beijing is the PRC's second largest city, after Shanghai, and is recognized as the political, educational, and cultural center of the PRC. Beijing has a rapidly developing economy with an expanding affluent population. In 2008, retail sales in Beijing exceeded $67 billion.

The exclusive contract for Beijing FM 90.5 is with a subsidiary of China Radio International, the owner of the radio channel. As part of the exclusive sales agreement, Legend Media, through its operating affiliate, is provided with the first right of refusal to be the exclusive agent for Beijing FM 90.5 as it expands its content to frequencies outside of Beijing.

On August 4, 2008, Beijing Merci International Advertising Co., Ltd., a company organized in the PRC and an affiliate of the Company, entered into an Exclusive Advertising Rights Agreement with Beijing Guo Guangrong Advertising Co., Ltd. (the "Beijing Merci Agreement"), pursuant to which Beijing Merci International Advertising Co., Ltd. acquired 45,990 advertising minutes per year on FM 107.1, a news and entertainment radio station that broadcasts to the Shenzhen region of the PRC. The Exclusive Advertising Rights Agreement closed on August 31, 2008 and expires on September 30, 2010. In February 2009, the Company decided to terminate the Beijing Merci Agreement. The decision to do so was based on a) a determination that the operations by the radio channel in Shenzhen could be considered invalid by the Chinese authorities and b) management's decision to make a strategic shift towards larger, more established opportunities. The Company notified Beijing Guo Guangrong Advertising Co., Ltd. of its decision to terminate the agreement based on breach of contract and made an immediate request for the return of all deposits and payments. Subsequent to attempts Beijing Merci International Advertising Co., Ltd and Beijing Guo Guangrong Advertising Co., Ltd. to settle the dispute, Beijing Merci International Advertising Co., Ltd began the process of entering into arbitration. We are requesting immediate termination of all contractual obligations under the Beijing Merci Agreement and repayment of approximately $500,000 paid to Beijing Guo Guangrong Advertising Co., Ltd. under the Beijing Merci Agreement. Because the outcome of the arbitration is uncertain, for the period ending March 31, 2009, the Company has accrued all expenses under the Beijing Merci Agreement.

On October 28, 2008, Tianjin Yinse Lingdong Advertising Co., Ltd., a company organized in the PRC and an affiliate of Legend Media, entered into an Exclusive Advertising Rights Agreement Beijing Attis Advertising Co., Ltd., pursuant to which Tianjin Yinse Lingdong Advertising Co., Ltd. acquired 19,710 advertising minutes per year on FM 95.5, a music and entertainment radio station that broadcasts to the Xi’an region of the PRC.

As of March 31, 2009, the Company had a combined annual inventory of 85,410 minutes of radio advertising with a combined potential audience of over 30 million people. The Company currently maintains radio operation offices in Beijing, Tianjin and Xi’an.

On November 28, 2008, the Company entered into and closed an Acquisition Agreement (the "Music Radio Acquisition Agreement") with Well Chance, Music Radio Limited, and Music Radio Limited's two stockholders, Ju Baochun and Xue Wei (the "Music Radio Shareholders"). Pursuant to the Music Radio Acquisition Agreement, the Company acquired control over Beijing Yinse Lingdong Advertising Co., Ltd. (“YSLD”), a PRC corporation.  Further, pursuant to the Music Radio Acquisition Agreement, the Music Radio Shareholders contributed the airline magazine advertising business of Beijing Hongtenglianguang Advertising Co., Ltd. ("HTLG"), a PRC corporation controlled 100% by the Music Radio Shareholders, to YSLD.  For the purpose of this combination between YSLD and HTLG and pursuant to the Music Radio Acquisition Agreement, the accounts receivables and accounts payable of HTLG related to the airline advertising business that occurred on or prior to November 30, 2008 remained with HTLG.  As a result of the transactions described above, the historical financial statements presented are a combination of YSLD and the airline magazine advertising business of HTLG.  The transaction is between parties under common control and has been accounted for in a manner similar to a pooling of interests.  The closing gives Legend Media effective control of YSLD, a PRC-based company, that has the exclusive sales contract for Xinhua Airline Magazine, the airline magazine for Hainan Airline Group.  The airline group has domestic and international destinations covering most major cities in China and reaches a potential audience approaching 20 million passengers per year.  The exclusive contract with Xinhua Airline Magazine provides 80 pages of advertising per monthly issue.  The exclusive contract expires March 31, 2010 and will be up for renewal prior to that date.

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

Today, the Company is building a consumer advertising network in China focused on reaching the affluent and mass affluent consumers in China through radio and airline travel.   Management is focused on key lifestyles of the affluent as a strategic guide for their advertising asset development. Management has established relationships in China that are expected to provide access to key sales outlets and additional advertising assets. The Company continues to develop a network of relationships that are expected to allow the Company to expand sales efforts quickly as new inventory is acquired.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the three and nine months ended March 31, 2009, the Company has incurred a net loss of $1,415,574 and $3,344,440, respectively and has a working capital deficit of $2,173,867 as of March 31, 2009.  The working capital deficit includes $2,541,467 of related party payables.  These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP. The Company’s functional currency is the Chinese Yuan Renminbi ("RMB"), however, the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas that require estimates and assumptions include valuation of accounts receivable and determination of useful lives of property and equipment.

Reclassification

Certain prior period account descriptions were reclassified to conform to the three and nine months ended March 31, 2009 presentation.

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

Restricted Cash

Restricted cash represents cash required to be deposited in a separate bank account or with a service provider for the purpose of registering capital for a new or existing office in China.  The deposits are subject to withdrawal restrictions pending completion of the registration process.  The deposit cannot be drawn or transferred by the Company until the restriction period has expired. Restricted cash was $0 and $0 as of March 31, 2009 and June 30, 2008, respectively.

Accounts Receivable

The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  At this time, the Company has no history of bad debt and has made no reserve for bad debt.  Accounts receivable in the balance sheet are stated net of such allowance, if necessary.

At times, the Company will record receivables, which have not yet been invoiced, from revenues on advertising contracts.  These receivables are recorded in the accompanying consolidated balance sheet and included in accounts receivable.  The unbilled accounts receivable balance at March 31, 2009 and June 30, 2008 were $1,325,926 (unaudited)  and $195,680, respectively.

Prepaid Expenses

Prepaid expenses consist of prepayments for legal and consulting services. Prepaid expenses are amortized over the period in which the services are performed. See Note 3.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, and additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Computer Equipment	3 years
Office equipment and furniture	3 years
Leasehold improvements	1 year

The following is a summary the property and equipment as of the dates indicated:

	March 31,	June 30,
	2009	2008
	(unaudited)
Computer Equipment	$82,940	$5,278
Office equipment and furniture	58,217	17,379
Leasehold improvements	8,464	8,573
	$149,621	$31,230
Less: Accumulated depreciation	(27,713)	(4,800)
	$121,908	$26,430

Depreciation expense for the three months ended March 31, 2009 and 2008 was $10,552 and $1,781 respectively, and depreciation expense for the nine months ended March 31, 2009 and 2008 was $23,776 and $3,425, respectively.

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009 and June 30, 2008, there were no significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of contract rights purchased in the May 30, 2008 acquisition of Legend Media Tianjin Investment Company Limited, the entity controlling the advertising rights to Tianjin FM 92.5, and the July 21, 2008 acquisition of News Radio Limited, the entity controlling the advertising rights to Beijing FM 90.5.

Intangible assets consist of the following at the dates indicated:

	March 31,	June 30,
	2009	2008
	(unaudited)
FM 92.5 Contract rights	$1,709,888	$2,174,428
Exclusivity agreement	7,388,731	6,999,353
FM 90.5 Contract rights	1,016,206	-
	10,114,825	9,173,781
Less Accumulated amortization	(1,344,439)	(128,471)
Intangibles, net	$8,770,386	$9,045,310

The FM 92.5 contract rights primarily arise from an exclusive contract acquired in connection with the acquisition of Legend Media Tianjin Investment Company Limited, which is being amortized over the 31 month contract period, from June 1, 2008, the first day of operations by the Company, based on the duration of the existing advertising agreement that expired December 31, 2008 plus renewal of the advertising agreement. The agreement was renewed as of January 1, 2009.  The contract is with Tianjin FM 92.5 and provides exclusive rights to 54 advertising minutes per day or 19,710 minutes per year. The channel is Beijing-based and through a relay facility airs in Tianjin. Legend Media’s contract is with the Beijing channel’s exclusive agent, which has a national exclusive contract with the channel. The exclusive agent has subcontracted the rights for the Tianjin market to Legend Media. The value was derived as the net present value of the contract’s earnings before interest, tax, depreciation and amortization (“EBITDA”) over the contract’s expected term from May 30, 2008 through December 31, 2010, using a discount rate of 15%. The change in value of the FM 92.5 contract and the exclusivity agreement from June 30, 2008 to March 31, 2009 is a result of foreign currency translation at each balance sheet date and a reallocation of the value between these two intangible assets subsequent to June 30, 2008.  At the May 30, 2008 purchase date, the Company initially applied a 10% discount rate to calculate the net present value of the FM 92.5 contract’s EBITDA. However, the Company subsequently determined that a 15% discount rate more accurately reflects the rate of return the Company expects to earn on the contract, which resulted in a contract value of $1,709,888. The remaining intangible asset value of $7,338,731 attributable to the May 30, 2008 acquisition was then reallocated to the exclusivity agreement.   Amortization expense on this contract for the three and nine months ended March 31, 2009 was $165,473 and $509,890, respectively.

The remainder of the purchase price of $7,388,731 was allocated to an Operating Agreement among Legend Media (Beijing) Consulting Co., Ltd., Tianjin Yinse Lingdong Advertising Co., Ltd. and Ju Baochun (the "Music Radio Operating Agreement"), entered into in connection with the Music Radio    Share Purchase Agreement. Mr. Baochun, through a company he owns and operates, is the 80% owner of Music Radio Limited, which is the 20% owner of the post-acquisition variable interest entity ("VIE"), Tianjin Yinse Lingdong Advertising Co., Ltd. Pursuant to the terms of the Operating Agreement, Tianjin Yinse Lingdong Advertising Co., Ltd. and Mr. Baochun are prohibited from:

·	Borrowing money from any third party or assuming any debt;

·	Selling to any third party or acquiring from any third party any assets, including, without limitation, any intellectual rights;

·	Granting any security interests for the benefit of any third party through collateralization of Tianjin Yinse Lingdong Advertising Co., Ltd.'s assets;

·	Assigning to any third party the Music Radio Operating Agreement; and

·	Selling, transferring and disposing of any license held by Tianjin Yinse Lingdong Advertising Co., Ltd.

Amortization expense on this contract for the three and nine months ended March 31, 2008 was $184,718 and $528,556, respectively.

The FM 90.5 contract rights primarily relate to an exclusive contract acquired in connection with the acquisition of News Radio Limited which is being amortized over the 48-month contract period, beginning on July 1, 2008. The contract is with the Beijing FM 90.5 radio station and provides 126 advertising minutes per day, or 45,990 minutes per year. Amortization expense on this contract for the three and nine months ending March 31, 2009 of $64,543 and $177,612, respectively, has been included in amortization expense in the accompanying consolidated statements of operations and other comprehensive income (loss). See Note 12.

Amortization expense for the Company’s intangible assets for the three months ended March 31, 2009 and 2008 was $416,247 and $0, respectively, and amortization expense for the Company’s intangible assets for the nine months ended March 31, 2009 and 2008 was $1,216,058 and $0, respectively.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104. The Company purchases (i) advertising inventory in the form of advertising airtime, the unit being minutes, from radio stations and (ii) advertising pages from airline magazines. The Company then distributes these minutes and pages under various sales agreements. We recognize advertising revenue over the term of each sales agreement, provided evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.   Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Barter revenue for the three months ended March 31, 2009 and 2008 was $729,557 and $0 respectively, and  barter revenue for the nine months ended March 31, 2009 and 2008 was $1,955,962 and $47,613, respectively. Barter expense for the three months ended March 31, 2009 and 2008 was $407,119 and $0, respectively, and barter expense for the nine months ended March 31, 2009 and 2008 was $954,796 and $47,613, respectively. Under PRC regulations, the Company is required to pay certain taxes on revenues generated. These taxes include:

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

The Company recognizes these taxes in cost of revenue in the period incurred.

Cost of Revenue

The Company expenses the cost of advertising monthly according to the terms of the underlying contracts. The entire cost of the contract is expensed evenly over the term of the agreement starting on the date advertising is first expected to take place. As the advertising inventory does not carry forward, all minutes are expensed whether or not sold.  Cost of revenue for the three months ended March 31, 2009 and 2008 was $1,447,254 and $678,730, respectively; advertising costs for the nine months ended March 31, 2009 and 2008 was $4,133,588 and $2,122,421, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, and an Amendment of Financial Accounting Standards Board ("FASB") Statement No. 123.” The Company recognizes in its statements of operations and other comprehensive income (loss) the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of March 31, 2009, there were outstanding options to purchase 641,820 shares of common stock and warrants to purchase 11,180,294 shares of common stock.

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

Tax provisions in the statement of operations for the three and nine months ended March 31, 2009 were $208,890 and $502,661, respectively. The tax provisions for the three and nine months ended March 31, 2008 were $36,136 and $36,136, respectively. The provisions are PRC income taxes for Beijing Yinse Lingdong Advertising Co., Ltd which has PRC taxable income .

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the Unites States. Balances at financial institutions within the PRC are not covered by insurance. As of March 31, 2009 and June 30, 2008, the Company had deposits in excess of federally insured limits totaling $0 and $2,354,139 (based on the June 30, 2008 FDIC insurance limit of $100,000), respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses are included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of stockholders’ equity.  Such items, along with net income, are components of comprehensive income. Translation gains of $26,485 and $97,363 at March 31, 2009 and June 30, 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with SFAS No. 128 “Earnings Per Share” ("SFAS 128"),  Net earnings per share for all periods presented has been stated to reflect the adoption of SFAS 128.  Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were options to purchase 681,820 and 560,000 shares of common stock and warrants to purchase 11,480,294 and 840,294 shares of common stock outstanding as of March 31, 2009 and 2008, respectively.  The Company had issued and outstanding convertible preferred stock that converted to 1,937,500 and 100,673,600 shares of common stock as of March 31, 2009 and 2008, respectively.  For the three and nine months ended March 31, 2009, the Company incurred a net loss in the accompanying statements of operations and other comprehensive income (loss) of $1,415,574 and $3,344,440, respectively.  For the three and nine months ended March 31, 2008, the Company incurred a net loss in the accompanying statements of operations and other comprehensive income of $345,711 and $418,348, respectively.  Therefore, the effect of options and warrants outstanding is anti-dilutive during the three and nine months periods ending March 31, 2009 and 2008.  As of March 31, 2009 and 2008 the following potentially dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect:

	2009	2008
Options	641,820	560,000
Warrants	11,480,294	840,294
Convertible preferred stock	1,937,500	100,673,600
	14,059,614	102,073,894

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS 128.

For the three months ended March 31, 2009 and 2008:

	2009	2008
Net loss	$(1,415,574)	$(345,711)

Weighted average shares outstanding	111,013,355	5,892,308
Diluted effect of convertible preferred stocks, options and warrants	-	-
Weighted average shares - diluted	111,013,355	5,892,308

Earnings (loss) per share:
Basic	$(0.013)	$(0.059)
Diluted	$(0.013)	$(0.059)

For the nine months ended March 31, 2009 and 2008:

	2009	2008
Net loss	$(3,344,440)	$(418,348)

Weighted average shares outstanding	47,074,322	2,752,727
Diluted effect of convertible preferred stocks, options and warrants	-	-
Weighted average shares - diluted	47,074,322	2,752,727

Earnings (loss) per share:
Basic	$(0.071)	$(0.152)
Diluted	$(0.071)	$(0.152)

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment. (See Note 15).

Non-controlling Interest in Subsidiaries

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Island company and a wholly owned subsidiary of Music Radio Limited. As a result of this purchase, the Company recognized initial minority interest on its consolidated balance sheet of $15,524. The income (loss) attributed to non-controlling interest has been separately designated in the accompanying statements of operations and other comprehensive income (loss).

Variable Interest Entities

In January 2003, the FASB issued Statement of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51" ("FIN 46"). In December 2003, the FASB modified FIN 46 (“FIN 46R”) to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, and on July 21, 2008, the Company purchased 100% of the common stock of News Radio Limited. Additionally, on November 28, 2008, the Company entered into and closed the Music Radio Acquisition Agreement with Well Chance, Music Radio Limited, and the Music Radio Shareholders, pursuant to which the Company acquired control of YSLD, another variable interest entity. Due to certain restrictions imposed upon Chinese advertising companies, direct investment and ownership of media and advertising companies in the PRC is prohibited. Therefore, the Company acquired control of Tianjin Yinse Lingdong Advertising Company, Ltd., and the Company acquired control of Beijing Mahiesi Advertising International Co., Ltd. (through its purchase of News Radio Limited). The Company structured the Music Radio Limited and News Radio Limited transactions to comply with such restrictions.

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

As the Company is able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks have been transferred to the Company, it has determined that the advertising entities, Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. and YSLD meet the definition of a VIE. Further, the Company is considered to be the primary beneficiary of the risks and benefits of equity ownership of Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. and YSLD and thus has consolidated these entities in its accompanying financial statements as of March 31, 2009.

Fair Value of Financial Instruments and Concentrations

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

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

As of March 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheets at fair value.

Recent Pronouncements

In December 2007, the SEC issued SAB 110, which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), “Share-Based Payment” ("SFAS No. 123(R)"). In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon the Company’s adoption of SFAS 123(R), the Company elected to use the simplified method to estimate the Company’s expected term.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R  changes how a reporting enterprise accounts for the acquisition of a business. SFAS 141R  requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company believes adopting SFAS 141R will significantly affect its financial statements for any business combination completed after June 30, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on July 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”) which is an amendment of ARB No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant effect on its results of operations or financial position.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this statement, issued by enterprises included within the scope of Statement No. 60. Accordingly, this statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement No. 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement will not have an effect on the Company’s financial statements.

In June 2008, the FASB issued EITF Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company has not yet determined the impact of EITF No. 07-5 on its financial statements.

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

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” ("FSP 157-3") which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the financial position or results for the three and nine months ending March 31, 2009.

Note 3 – Prepaid Expenses

The Company prepaid expenses at March 31, 2009 and June 30, 2008 were as follows:

	2009	2008
	(unaudited)
Accounting services	$966	$14,749
Capital raising	60,000	9,362
Insurance	8,372	7,966
Investor relations	-	34,619
Legal Services	10,361	2,368
Media and ad time	157,933	-
Other	17,210	20,200
Rent	18,767	11,687
Selling expense including commissions and marketing services	186,044	212,784
	$459,653	$313,735

 Note 4 - Deferred Costs and Unearned Revenues

Deferred costs at March 31, 2009 arise from barter transactions by which the Company received services for future period use in exchange for advertising.   Unearned revenue at March 31, 2009 arises from both normal trade sales and barter trade sales.  For barter sales, unearned revenue arises when the Company enters into a barter sales agreement, pursuant to which the delivery of the service crosses financial reporting periods.   For normal trade sales, unearned revenue arises when a customer prepays for advertising to be delivered in subsequent periods

Note 5 - Long term deposits, contract guarantees and transaction deposits

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

Long term deposits, contract guarantees and transaction deposits consisted of the following:

	March 31,	June 30,
	2009	2008
	(unaudited)
Deposit for Music Radio Acquisition	$-	$500,000
FM 90.5 Beijing contract deposits	404,064	-
	$404,064	$500,000

Note 6 - Accrued Liabilities

Accrued liabilities in the accompanying consolidated balance sheets at March 31, 2009 and June 30, 2008 consisted of the following:

	2009	2008
	(unaudited)
Compensation	$287,498	$120,833
Revenue and tax levies	134,468	102,612
Legal fees	161,303	161,303
Commissions	-	41,669
Payroll taxes and employee welfare expenses	9,012	19,778
Other accrued expenses	21,092	21,092
Rent	30,706	3,056
Income taxes (PRC)	309,506	135,125
Cost of advertising media	7,668	-
	$961,253	$605,468

Note 7 - Notes Payable

RMK Emerging Growth Opportunity Fund LP Note Agreement

On January 31, 2008, in connection with the Share Exchange Agreement discussed under Note 1, Well Chance entered into a loan agreement by and between Well Chance and RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which Well Chance had the right to borrow $375,733 from RMK as a short-term bridge loan. The advances on the loan occurred in February 2008, and are due one year from the date of the initial advance along with all applicable loan fees. Notwithstanding the foregoing, in the event of the issuance and sale of equity or equity-linked securities by Well Chance or the Company to investors (other than investors who are stockholders of Well Chance at the time of the loan), which issuance and sale results in gross proceeds to Well Chance of at least $3,000,000 prior to the maturity date, then full repayment of the loan amount, the loan fee and any additional loan fee owed to RMK as of the closing date of such financing (as calculated above) shall be payable by the Company to RMK no later than five business days after the closing date of the equity financing. On July 1, 2008, the Company raised $3,000,000 through an unregistered sale of its Series A convertible preferred stock. As of March 31, 2009, the note had not been repaid and the full $375,733 principal balance and $228,812 of accrued interest is outstanding on the RMK note. The Company has classified the loan as short-term in the accompanying balance sheets.

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

The due date on this loan was February 10, 2009.  The Company has worked diligently with RMK to extend the note.  As of this filing, the Company expects to have a finalized extension in place in June 2009.  Related party interest expense of $83,990 and $267,724 has been included in the accompanying statements of operations and other comprehensive income (loss) for the three and nine months ended March 31, 2009, respectively.   Related party interest expense of $40,819 and $40,819 has been included in the accompanying statements of operations and other comprehensive income (loss) for the three and nine months ended March 31, 2009, respectively.  Of the $375,733 original loan amount, the full $375,733 is outstanding and is classified as related party note payable in the amount of $375,333, net of debt discount of $0 in the accompanying consolidated balance sheets at March 31, 2009. RMK is a fund controlled by a shareholder who is also the CEO of ARC Investment Partners, LLC, a shareholder of the Company. (See Note 14)

Kantor and Blueday Loan Agreements

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

Pursuant to the terms of the Kantor Loan and Blueday Loan, the Company was to repay the loans plus applicable loan fees (described below) by June 30, 2008. If the Company had repaid the outstanding principal amount of each of the loans by April 1, 2008, then the loan fees would have been $50,000 for the Kantor Loan and $125,000 for the Blueday Loan. Any partial repayments delivered to Mr. Kantor or Blueday after April 1, 2008 will be applied in accordance with a formula set forth in the applicable loan agreement by dividing such partial repayments between the outstanding principal amount, the outstanding loan fee, and the applicable additional loan fee due on the date of repayment. In the event that the Company does not pay a loan in full, including the outstanding loan fee, on or before April 1, 2008, then, in addition to the outstanding principal amount and loan fee due, the Company must also pay to Mr. Kantor and Blueday, as applicable, an additional loan fee based on a percentage of the outstanding principal amount of the loan at the time repayment is made. If the Company does not repay a loan by April 1, 2008 but repays such loan in full, including the outstanding loan fee, on April 2, 2008 or the 44-day period thereafter, the applicable additional loan fee will be 10% of the outstanding principal amount of the loan at the time repayment is made. The additional loan fee percentage amount is an additional 10% for each 45-day period subsequent to the initial 45-day period and will continue to accrue until the Company pays such loan in full. In the event that the Company does not repay a loan in full, including the outstanding loan fee and the applicable additional loan fee, on or before June 30, 2008, then the additional loan fee will continue to increase, and Mr. Kantor or Blueday will have the right to terminate the applicable loan agreement and declare any amounts owed on such loan due and payable. The Company has classified the Kantor Loan and the Blueday Loan as short-term in the accompanying balance sheets.

On June 30, 2008, waivers of default were executed on the Kantor and Blueday loans, extending the term of the loans to August 31, 2008.  The Company has continued dialogue with the note holders and no formal demand for payment has been made.  As of March 31, 2009, the Company owed $76,693, on the Kantor Loan representing $33,000 of principal and $43,693 of interest and additional fees. As of March 31, 2009, the Company owed $109,160, on the Blueday Loan representing $23,000 of principal and $86,160 of interest and additional expenses.

	Original Note Balance	Balance as of March 31, 2009
Kantor	$100,000	$33,000
Blueday	$250,000	$23,000
Gross notes payable	$350,000	$56,000
Debt discounts		-
Notes payable, net		$56,000

Interest expense in the accompanying statements of operations and other comprehensive income (loss) was $11,044 and $2,710 for the three months ended March 31, 2009 and 2008, respectively.  Interest expense for the nine months ended March 31, 2009 and 2008 was  $212,199 and $2,710, respectively.

Note 8 - Other Payables

Following is a summary of other payables at March 31, 2009 and June 30, 2008:

	2009	2008
	(unaudited)
Insurance	$72,866	$-
Office Expenses	3,397	378
Service commitment to provide advertising pages	74,957	74,496
Duties and levies	277,650	-
Other	281	7,275
	$429,151	$82,149

Note 9 - Variable Interest Entities

At March 31, 2009, the Company consolidated the balance sheets and operations of Tianjin Yinse Lingdong Advertising Co., Ltd., the VIE controlled under the May 30, 2008 Music Radio Limited acquisition. On July 21, 2008, the Company completed the acquisition of News Radio Limited, and with the purchase the Company acquired control of Beijing Mahiesi Advertising International Co., Ltd., another VIE. On November 28, 2008, the Company entered into and closed the Music Radio Share Purchase Agreement with Well Chance, Music Radio Limited, and the Music Radio Shareholders pursuant to which the Company acquired control of YSLD, HTLG another VIE. See Note 12 for acquisition details. Tianjin Yinse Lingdong Advertising Co., Ltd., YSLD and HTLG have been consolidated with the Company’s financial statements at March 31, 2009.

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

The intangible assets acquired have been recorded at fair value, as required under FIN 46R. The Company consolidated all balances in the accompanying March 31, 2009 consolidated balance sheets. The operations of the VIE for the period from July 21, 2008 (date of acquisition) through March 31, 2009 have been included in the Company’s consolidated statements of operations and other comprehensive income (loss). See Note 12 for details of the acquisition.

The Company has accounted for the acquisition of YSLD in a manner similar to a pooling of interests due to VIE common control at the time of the transaction. This accounting treatment requires the Company to restate its historical consolidated financial statements from July 1, 2007 through the date of acquisition that includes a consolidation of YSLD from that date. Fair value of the variable interest entity associated with YSLD is not considered when accounting for the acquisition in a manner similar to a pooling of interests. The operations of the VIE for the nine months ended March 31, 2009 and 2008 have been included in the Company’s consolidated statements of operations and other comprehensive income (loss). See Note 12 for required disclosures for the acquisition of YSLD.

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

Following is a summary of the stock option activity:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of July 1, 2008	1,040,000	$2.88	$-
Granted	-	-	-
Forfeited	398,180	3.10	-
Exercised	-	-	-
Outstanding as of March 31, 2009	641,820	$2.75	-
Exercisable options:
June 30, 2008	194,224	$2.69	-
March 31, 2009	376,153	$2.79	-

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

On March 30, 2008, and pursuant to the terms of the Kantor Loan and Blueday Loan described in Note 7, the Company issued to Mr. Kantor and Blueday warrants to purchase 40,000 and 50,000 shares of the Company's common stock, respectively, at an exercise price of $2.50 per share, subject to adjustments under the terms of the warrants. The warrants are exercisable upon issuance and until the third anniversary of the issuance date of the warrants. The warrants may be exercised in a cashless manner. The relative fair value of the warrants issued in connection with the Kantor Loan was $28,082 and was determined using the Black-Scholes option pricing model and the following assumptions:  (1) term of three years, (2) a risk free interest rate of 4.5%, (3) a dividend yield of 0% and (4) volatility of 97%. Of the $100,000 proceeds from the loan, the fair value of the warrants is recorded as debt discounts and are being amortized over the term of the loan. The relative fair value of the warrants issued in connection with the Blueday Loan was $40,837 and was determined using the Black-Scholes option pricing model and the following assumptions:  (a) term of three years, (b) a risk free interest rate of 4.5%, (c) a dividend yield of 0% and (d) volatility of 97%. Of the $250,000 proceeds from the Blueday note, the relative fair value of the warrants is recorded as debt discounts and will be amortized over the term of the loan.

On April 21, 2008, and pursuant to the terms of a loan agreement with Newport Capital Group ("Newport"), the Company issued Newport a warrant to purchase 40,000 shares of the Company's common stock at an exercise price of $2.50 per share, subject to adjustment under the terms of the warrant. The warrant is exercisable upon issuance and until the third anniversary of the loan date. The warrant may be exercised in a cashless manner. The relative fair value of the warrant was $554,536 and was determined using the Black-Scholes option pricing model and the following assumptions:  (1) term of four months, (2) a risk free interest rate of 0.9%, (3) a dividend yield of 0% and (4) volatility of 96%. Of the $200,000 proceeds from the loan, the relative fair value of the warrant is recorded as a debt discount and has been amortized over the term of the loan. In addition, since this warrant is exercisable into shares of common stock at a one to one ratio, an embedded beneficial conversion feature was recorded in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The relative fair value of the beneficial conversion feature was $44,626 and has been classified in additional paid-in capital in the March 31, 2009 consolidated balance sheets.

On July 1, 2008, the Company issued warrants to purchase 600,000 shares of the Company's common stock to Maoming China Fund ("Maoming") in connection with a preferred stock placement that closed on the same date. The warrants are immediately exercisable at an exercise price of $2.50 per share until their expiration on June 30, 2011 and are exercisable on a cashless basis at any time after July 1, 2009 and until June 30, 2011, if the common stock underlying the warrants has not been registered with the SEC by such date. The relative fair value of the 600,000 warrants issued with the Series A convertible preferred stock was $554,536. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 69%, (3) risk free interest of 2.9% and (4) dividend rate of $0%. In addition, since the Series A convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The intrinsic value of the beneficial conversion feature was $604,536. The beneficial conversion feature is considered a deemed dividend, but the Company has an accumulated deficit; therefore, the entry is not recorded as the accounting entry would be both a debit and a credit to additional paid in capital.

On August 29, 2008, the Company issued warrants to purchase 300,000 shares of the Company's common stock to Maoming in connection with a preferred stock placement that took place on the same date (see Note 11) and in connection with its preferred placement on July 1, 2008. The warrants are immediately exercisable at an exercise price of $2.50 per share until their expiration on August 28, 2011 and are exercisable on a cashless basis at any time after August 29, 2009 until August 28, 2011, if the common stock underlying the warrants has not been registered with the SEC by such date. The relative fair value of the 300,000 warrants issued with the Series A convertible preferred stock was $189,670. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.5 years; (2) volatility of 92%, (3) risk free interest of 2.4% and (4) dividend rate of $0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature would be calculated as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” However, the conversion price on the issuance date was greater than the stock price on that date and thus no intrinsic value arose from the issuance of the convertible preferred shares. Therefore, no beneficial conversion feature was recognized on the Company’s accompanying consolidated balance sheets.

On November 28, 2008, the Company issued warrants to purchase 10,000,000 shares of the Company's common stock to BaoChun Ju in connection with the Music Radio Acquisition Agreement dated November 28, 2008 that gave effective control of YSLD to Legend Media, Inc.  See Note 11. The warrants were issued in two tranches of 5,000,000 warrants per tranche.  Tranche 1 warrants are immediately exercisable at an exercise price of $0.40 per share until their expiration on November 28, 2011 and are exercisable on a cashless basis at any time after November 28, 2009 and until November 28, 2011, if the common stock underlying the warrants has not been registered with the SEC by such date.   The relative fair value of the 5,000,000 warrants issued in connection with the Music Radio Acquisition Agreement was $2,123,992. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 147%, (3) risk free interest of 4.5% and (4) dividend rate of $0%.  The Tranche 2 warrants are immediately exercisable at an exercise price of $0.80 per share until their expiration on November 28, 2013 and are exercisable on a cashless basis at any time after November 28, 2009 and until November 28, 2013, if the common stock underlying the warrants has not been registered with the SEC by such date.  The relative fair value of the 5,000,000 warrants issued with the Music Radio Acquisition Agreement was $2,263,931. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of five years; (2) volatility of 147%, (3) risk free interest of 4.5% and (4) dividend rate of $0%.  The Company recorded the relative fair value of the warrants as a deemed dividend related to pooling of subsidiary, resulting from the Music Radio Acquisition Agreement for YSLD.

Note 11 - Stockholders Equity

Unregistered Sale of Series A Convertible Preferred Stock

On August 29, 2008, the Company completed the sale of 625,000 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 300,000 shares of the Company's common stock to Maoming for gross proceeds of $1,500,000. Subsequently, on March 4, 2009, the Company completed the sale of 62,500 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 300,000 shares of the Company's common stock to Maoming for gross proceeds to the Company of $150,000. The sale of the Series A convertible preferred stock and warrants to Maoming occurred pursuant to the terms of a Securities Purchase Agreement (the "Maoming Purchase Agreement") dated March 31, 2008. The Maoming Purchase Agreement closed in connection with the Company’s previously announced acquisition of its second media advertising business operating in the China, PRC News Radio Limited.

The warrants issued to Maoming are immediately exercisable at an exercise price of $2.50 per share until their expiration on August 28, 2011 and are exercisable on a cashless basis at any time after August 29, 2009 until August 28, 2011, if the common stock underlying the warrants has not been registered with the SEC by such date. See Note 10.

In accordance with the terms of the Maoming Purchase Agreement, Maoming is obligated to purchase an additional 145,833 shares of Series A convertible preferred stock and additional warrants to purchase 70,000 shares of common stock for $350,000. The Company expects these securities to be issued on an as-needed basis.

Common Shares Issued for Investment in News Radio, Limited

On July 21, 2008, the Company closed the acquisition of News Radio Limited, under the terms of the News Radio Share Purchase Agreement that the Company entered into on June 4, 2008. As part of the purchase price, the Company delivered to the News Radio Shareholders shares of the Company's common stock, with an aggregate value of 2,000,000 RMB. On July 21, 2008, the acquisition closed and the amount was settled at 104,427 common shares with a value of $293,800 based on the currency exchange rate used. See Note 12 for acquisition of News Radio Limited.

Series B Convertible Preferred Stock Issued in connection with YSLD and Conversion to Common Stock

As consideration for the acquisition of YSLD, the Company issued 5,033,680 shares of its newly created Series B convertible preferred stock to Ju Baochun, the owner of YSLD. Each share of the Series B convertible preferred stock is initially convertible into 20 shares of common stock, or an aggregate of 100,673,600 shares of common stock, representing 90.6% of the issued and outstanding common stock of the Company on an as-converted basis (not including the Company’s outstanding Series A convertible preferred stock, warrants or options). Under the terms of the Series B convertible preferred stock, all shares of this Series B convertible preferred stock are to be automatically converted into fully paid and non assessable shares of common stock on the date that the Company amends its Articles of Incorporation such that there is a sufficient number of shares of common stock authorized by the Company to allow full conversion of all outstanding shares of the Series B convertible preferred stock into shares of common stock. Further, the holders of the Series B convertible preferred stock are entitled to the same voting rights as if they were common stockholders of the Company, based on the number of shares of common stock into which the holder’s aggregate number of shares of the Series B convertible preferred stock are convertible. The Series B convertible preferred stock was converted into common stock on December 21, 2008, the date that the Company amended its Articles of Incorporation and authorized a sufficient number of shares to satisfy the conversion.  The Series B convertible preferred stock converted into 100,673,600 shares of common stock.

Deemed Dividend Arising from the Acquisition Agreement for the effective control of YSLD

The Company recorded the Music Radio Acquisition Agreement, pursuant to which the Company obtained effective control of YSLD, as a deemed dividend in the amount of $51,561,046, which represents the $51,343,536 value of the 100,673,600 shares of common stock into which the Series B Preferred Stock was convertible, less the net book value of YSLD net assets of ($217,510) on the date of acquisition. The closing gives Legend Media effective control of YSLD, a PRC-based company that has the exclusive sales contract for Xinhua Airline Magazine, the airline magazine for Hainan Airline Group.

Dividend Paid to Owner for Account Balances Retained After Acquisition of YSLD

Pursuant to the Music Radio Acquisition Agreement, the HTLG balances for cash, accounts receivable, related party payables remained with HTLG after the HTLG airline business became controlled by YSLD on November 30, 2008.  The net debit balance of the transaction was $1,322,226 which was recorded against retained earnings as a dividend.   On March 31, 2009, the $1,322,226 dividend was reduced by $429,957 to $892,510 to reflect the tax obligations of HTLG that were to remain with HTLG.  The $429,957 credit to retained earnings was offset against accrued liabilities and payables.

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
At the closing of the purchase. July 21, 2008,  of News Radio Limited, the Company delivered to the News Radio Shareholders shares of the Company's common stock, with an aggregate value of 2,000,000 RMB (on June 5, 2008, $287,728 based on the currency exchange rate on that date). The amount was settled at $293,800 based on the currency exchange rate on July 21, 2008.  The purchase price was based on the weighted average trading price of the common stock for the 30 trading days immediately before June 4, 2008 (68,388 shares were actually delivered).) In addition, (i) within 28 days after closing of the purchase of News Radio Limited, the Company is obligated to deliver RMB 5,250,000 (on June 5, 2008, this was $755,287 based on the currency exchange rate on that date). Subsequently on July 21, 2008, the acquisition was closed and the amount was settled at $771,225, based on the currency exchange rate on that date, and (ii) within 90 days after closing of the acquisition the Company is obligated to deliver RMB 1,600,000 (on June 5, 2008, this was approximately $230,182 based on the currency exchange rate on that date). Subsequently on July 21, 2008, the acquisition was closed and the amount was settled at approximately $235,040 based on the currency exchange rate on that date. As of March 31, 2009, the Company delivered the 104,427 shares associated with the News Radio Share Purchase Agreement.

During the nine months ended March 31, 2009, the Company paid $749,990 towards the purchase of News Radio Limited, and at March 31, 2009, the Company recognized the remaining $256,275 in Related Party Payables in its consolidated balance sheets. See Note 14.

In addition, the News Radio Shareholders will receive additional, performance-based consideration within 30 days of each of  year-end 2008, 2009 and 2010 based on the net revenues and net income for such periods of Beijing Maihesi Advertising International Co., Ltd., a company limited by shares, organized in the PRC and wholly owned by the News Radio Shareholders, as follows: (a) if for the seven-month period ending December 31, 2008, net revenues equal or exceed 90% of RMB 12,000,000 and net income equals or exceeds RMB 0, the News Radio Shareholders will receive shares of the Company’s common stock with an aggregate value of RMB 2,500,000 (approximately $359,660 based on the currency exchange rate on June 5, 2008) with a price per share equal to the weighted average trading price for the 30 trading days immediately prior to the date such amount becomes payable; (b) if for the 12-month period ending December 31, 2009, net revenues equal or exceed 80% of RMB 30,000,000 and net income equals or exceeds RMB 6,000,000, the News Radio Shareholders will receive RMB 4,000,000 (approximately $575,457 based on the currency exchange rate on June 5, 2008) in the form of cash, the number of shares of the Company’s common stock as determined by a price per share equal to the weighted average trading price for the 30 trading days immediately prior to the date such amount becomes payable, or a combination of the two, at the election of the News Radio Shareholders and (c) if for the 12-month period ending December 31, 2010, net revenues equal or exceed 80% of RMB 34,000,000 and net income equals or exceeds RMB 8,000,000, the News Radio Shareholders will receive RMB 8,000,000 (approximately $1,150,914 based on the currency exchange rate on June 5, 2008) in the form of cash, the number of shares of the Company’s common stock as determined by a price per share equal to the weighted average trading price for the 30 trading days immediately prior to the date such amount becomes payable, or a combination of the two, at the election of the News Radio Shareholders. Pursuant to the terms of the News Radio Share Purchase Agreement, Well Chance and the News Radio Shareholders will mutually select an impartial auditor to audit and determine, according to US GAAP, the Beijing Maihesi Advertising International Co., Ltd. net revenues and net income for the relevant time-periods. For the seven-month period from the acquisition date to December 31, 2008, the net revenues of Beijing Maihesi Advertising International Co., Ltd. were RMB 3,334,050 and net loss was RMB 6,131,817 RMB.

After the closing of the News Radio Share Purchase Agreement the Company became the indirect beneficiary of several agreements entered into by the Company's affiliates.

In connection with the closing of the News Radio Share Purchase Agreement CRI News Radio Limited, a Hong Kong company wholly owned by News Radio Limited through its subsidiary, a company organized in China, Legend Media (Beijing) Information and Technology Co., Ltd. ("Legend Media IT"), entered into an Exclusive Technical, Operational, Business Consulting and Services Agreement (the "News Radio Service Agreement") with Beijing Maihesi Advertising International Co., Ltd. and the News Radio Shareholders pursuant to which Legend Media IT became the exclusive provider of technical, operational, business consulting and other services to Beijing Maihesi Advertising International Co., Ltd. in exchange for a service fee and bonus as described in more detail in the News Radio Service Agreement. The term of the News Radio Service Agreement is 10 years with an automatic renewal for another 10-year term unless a party provides written notice that it does not wish to renew the News Radio Service Agreement. Beijing Maihesi Advertising International Co., Ltd. agreed to several important covenants in the News Radio Service Agreement, including (but not limited to), agreeing not to appoint any member of Beijing Maihesi Advertising International Co., Ltd.’s senior management without Legend Media IT's consent and to grant Legend Media IT certain informational rights. In addition, in the News Radio Service Agreement, each of the News Radio Shareholders (a) pledged his 100% equity interest in Beijing Maihesi Advertising International Co., Ltd. to Legend Media IT as a guarantee of Beijing Maihesi Advertising International Co., Ltd.’s fulfillment of its obligations under the News Radio Service Agreement; (b) granted to Legend Media IT or its designee an option to purchase any or all of his equity interest in Beijing Maihesi Advertising International Co., Ltd. at nominal value; and (c) agreed not to dispose of or encumber any of his equity interest in Beijing Maihesi Advertising International Co., Ltd. without Legend Media IT’s prior written consent.

During the nine months ended March 31, 2009, the Company paid $749,990 towards the purchase of News Radio Limited, and at March 31, 2009, the Company recognized the remaining $256,275 in Related Party Payables in its consolidated balance sheets. See Note 14.

Acquisition Agreement for the effective control of YSLD

On November 28, 2008, the Company entered into and closed the Music Radio Acquisition Agreement with Well Chance, Music Radio Limited, and the Music Radio Shareholders. Pursuant to the Music Radio Acquisition Agreement, the Company acquired control over YSLD and caused the contribution of the airline advertising business of HTLG to YSLD.  YSLD and HTLG were under common control. In exchange for the acquisition of control, the Company issued 5,033,680 shares of its newly-created Series B convertible Preferred Stock, to the Music Radio Shareholders and two warrants to purchase an aggregate of 10,000,000 shares of the Company's common stock, to Ju Baochun.   As a result of the acquisition, the Company obtained 100% control of YSLD.

In determining the amount of consideration to be paid in the Music Radio Acquisition Agreement the Company reviewed and compared publicly available selected financial data and stock trading prices for public companies chosen based on their common participation in the Chinese advertising and media industry, and conducted a discounted cash flow analysis. Applying the conclusions drawn therefrom, the number of shares of Series B convertible preferred stock issued in the Music Radio Acquisition Agreement was calculated based on an aggregate purchase price of RMB275,000,000, a currency exchange rate of RMB6.829 to U.S. $1, and a per share issue price of 20 times the greater of (a) 75% of the weighted average trading price of one share of common stock for the 15 trading days ended on the third day before closing, and (b) $0.40. Because 75% of the weighted average trading price for the common stock during the period was $0.3440, the per share issue price used was $0.40. As more fully described below, each share of Series B convertible preferred stock is initially convertible into 20 shares of common stock or an aggregate of 100,673,600 shares of common stock representing approximately 90.6% of the issued and outstanding common stock on an as-converted basis (not including the Company's outstanding Series A convertible preferred stock warrants or options). The Series B convertible preferred stock converted into 100,673,600 shares of common stock on December 21, 2008.

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

Legend Media IT also entered into the Music Radio Operating Agreement with YSLD and the Music Radio Shareholders to secure the performance of the parties' obligations under the Music Radio Services Agreement. Pursuant to the terms of the Music Radio Operating Agreement: (a) YSLD, Ju Bingzhen and Xue Wei agreed not to, or to cause YSLD not to, conduct any transactions which may have a material adverse effect on YSLD's assets, obligations, rights or operations without Legend Media IT’s prior written consent; (b) YSLD, Ju Bingzhen and Xue Wei granted Legend Media IT certain informational rights; (c) YSLD, Ju Bingzhen and Xue Wei agreed to (i) submit YSLD’s annual budget and monthly cash requirement plans to Legend Media IT for approval, (ii) obtain Legend Media’s approval for withdrawals from YSLD’s bank accounts, and (iii) accept corporate policies and guidance from Legend Media IT with respect to the appointment and dismissal of senior management, daily operations and management and financial administrative systems; (d) YSLD, Ju Bingzhen and Xue Wei agreed to appoint or cause to be appointed the individuals nominated by Legend Media IT to become directors, general manager, chief financial officer or other senior management of YSLD and (e) each of Ju Bingzhen and Xue Wei entered into an Authorization Agreement (the "Music Radio Authorization Agreement") pursuant to which each authorized Jeffrey Dash, the Company's Chief Financial Officer, to exercise his voting rights with respect to shares of YSLD at YSLD’s stockholders' meetings. The term of the Music Radio Operating Agreement is 10 years with an automatic renewal for another 10-year term unless any party provides written notice to the other parties that it does not wish to renew the Music Radio Operating Agreement. The term of each of the Music Radio Authorization Agreements is 10 years but it terminates automatically upon the earlier termination of the Music Radio Services Agreement.

For the purpose of this combination between YSLD and HTLG and pursuant the Music Radio Acquisition Agreement, the account receivables and accounts payable of HTLG related to the airline advertising business that occurred on or prior to November 30, 2008 shall remain with HTLG. The transaction is between parties under common control and has been accounted for in a manner similar to a pooling of interests. As a result of the transaction described above, the historical financial statements presented are a combination of YSLD and the airline magazine advertising business of HTLG, and the financial statements of the Company have been restated to report the results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at July 1, 2007. The Company’s consolidated balance sheets at December 31, 2008 and June 30, 2008, and the results of operations presented in the accompanying consolidated statements of operations and other comprehensive income (loss) for the three and nine months ended March 31, 2009 and 2007 are composed of the previously separate entities combined beginning July 1, 2007. This required the historical financial statements of the Company be restated to reflect the consolidation of YSLD under a method similar to a pooling of interests. The Company recorded the acquisition as a deemed dividend in the amount of $51,561,046, which represents the $51,343,536 value of the 100,673,600 common stock into which the Series B convertible preferred stock was convertible, less the net book value of YSLD net assets of ($217,510) on the date of acquisition. The closing of the Music Radio Acquisition Agreement gives the Company effective control of YSLD, a PRC-based company that has the exclusive sales contract for Xinhua Airline Magazine, the airline magazine for Hainan Airline Group.

Note 13 - Commitments and Contingencies

Leases

On May 1, 2008, the Company entered into a 19-month lease for premises in Tianjin, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 29,437 (approximately $4,303 per month, based on the average exchange rate for the three months ending March 31, 2009).

On June 13, 2008, the Company entered into a two-year lease for premises in Beijing, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 31,800 (approximately $4,649 per month, based on the average exchange rate for the three months ending March 31, 2009).

On July 7, 2008, the Company entered into a one-year lease for premises in Beijing, China. Under the terms of the lease, the Company is required to make monthly payments of approximately RMB 21,415 (approximately $3,130 per month, based on the average exchange rate for the three months ending March 31, 2009).

On September 16, 2008, the Company entered into a one-year lease for premises in Shenzhen, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 25,417 (approximately $3,715 per month, based on the average exchange rate for the three months ending March 31, 2009).

On December 1, 2008, the Company entered into a one-year lease for premises in Beijing, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 202,500 (approximately $29,605 per month, based on the average exchange rate for the three months ending March 31, 2009).

The total amount of rental payments due over each lease term is being charged to rent expense on a straight-line method over the term of each lease.  During the three and nine months ended March 31, 2009, the Company had lease expense in the amount of $124,223 and $347,275, respectively.

Note 14 - Related Party Transactions

Significant balances and transactions and balances with related parties are as follows:

a.   Amounts due to related parties

		March 31,	June 30,
Party	Relationship	2009	2008
Classified as Related Party Payable
BaoChun Ju and affiliates (including his wife, Wei Xue, and Music Radio, Ltd.)	majority Shareholder	$1,610,236	$2,029,440	[1]
Beijing Hongtenglianguang Advertising Co., Ltd,	common control PRC entity	555,498	562,503	[2]
		2,165,734	2,591,943
Classified as Related Party Note Payable
RMK Emerging Growth Fund, LLC	controlled by a shareholder who is also the CEO of ARC Investment Partners, LLC	375,733	307,294	[3]
		$2,541,467	$2,899,237

1
BaoChun Ju and his wife Ms. Wei Xue, pursuant to the Music Radio Acquisition Agreement, became the beneficial owners of 90.6% of the Company’s common stock.  Mr. Ju and Ms. Xue Wei are also controlling shareholders of HTLG, YSLD and Tianjin Yinse Lingdong Advertising Co. Ltd.

2
HTLG is controlled by BaoChun Ju and his wife, Ms. Xue Wei.  Further, pursuant to the Music Radio Acquisition Agreement dated November 28, 2008, the Company gained effective control over the airline magazine advertising product line of HTLG. HTLG, as a related company under common control, has paid expenses on behalf of the Company.  In connection with the Tianjin Yinse Lingdong Advertising Co., Ltd. contracts acquired with the May 30, 2008 acquisition, the Company pays advertising minutes contract costs of RMB208,833 per month to HTLG as pass-through to the counterparties in the contracts.  Further, for a period of time HTLG was providing sales and marketing support to the Tianjin Yinse Lingdong Advertising Co., Ltd. for a fee equal to RMB105,000 per month and a variable portion equal 15% of revenues earned and collected per month.

3
RMK is a fund controlled by a shareholder. RMK made advances to the Company in February and March 2008 for a total note issued of $375,733. The balances presented are net of the note discount and the movement relates to the amortization of such note.  See Note 7.

b.  During the periods indicated below, the Company closed several acquisitions with a related party; those transactions created related party payables as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
BaoChun Ju and affiliates (including his wife, Wei Xue, and Music Radio, Ltd.)	$-	$-	$1,528,285	$-

c.  During the periods indicated below, services, mostly sales related, where provided by a related party that generated related party payables:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Beijing Hongtenglianguang Advertising Co., Ltd,	$2,725	$-	$633,805	$-

d. Related parties paid for expenses on behalf of the company; the expenses paid included rent, commission and media related expenses:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
BaoChun Ju and affiliates (including his wife, Wei Xue, and Music Radio, Ltd.)	$24,233	$23,124	$24,233	$97,906
Beijing Hongtenglianguang Advertising Co., Ltd,	192,076	14,208	693,713	30,667
	$216,309	$37,332	$717,946	$128,573

e. Related parties provided short term loans / advances to the Company to assist with working capital shortfalls:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
BaoChun Ju and affiliates (including his wife, Wei Xue, and Music Radio, Ltd.)	$17,568	$-	$17,568	$283,848
Beijing Hongtenglianguang Advertising Co., Ltd,	368,466	133,553	431,399	150,178
	$386,034	$133,553	$448,967	$434,026

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in dollars)		(in dollars)
Revenue
Airline magazine advertising sales	$2,127,386	$1,193,507	$5,581,334	$2,226,248
Radio advertising sales	503,238	103,670	2,032,871	1,028,203
Other product lines	-	8,383	-	9,044
	$2,630,624	$1,305,560	$7,614,205	$3,263,495

Cost of Revenue
Airline magazine advertising sales	$696,569	$505,470	$1,976,429	$1,355,780
Radio advertising sales	750,685	44,305	2,157,159	627,510
Other product lines	-	128,955	-	139,131
	$1,447,254	$678,730	$4,133,588	$2,122,421

Gross Profit
Airline magazine advertising sales	$1,430,817	$688,037	$3,604,905	$870,468
Radio advertising sales	(247,447)	59,365	(124,288)	400,693
Other product lines	-	(120,572)	-	(130,087)
	$1,183,370	$626,830	$3,480,617	$1,141,074

Note 16- Subsequent Event s (unaudited)

None.

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

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report t on Form 10-Q or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Concurrently with the closing of the transactions under the Share Exchange Agreement and as a condition thereof, we entered into an agreement with Ms. McCallum-Law, pursuant to which she returned to us for cancellation 2,419,885 of the 5,119,885 shares of our common stock owned by her. Ms. McCallum-Law was not compensated for the cancellation of the shares. In addition, we issued (i) 4,100,000 shares of our common stock to certain affiliates of Well Chance for $87,740 and (ii) 200,000 shares in exchange for consulting services performed in connection with this transaction. Upon completion of the foregoing transactions, we had 8,200,000 shares of common stock issued and outstanding.

The exchange of shares with the Well Chance Shareholder was accounted for as a reverse acquisition under the purchase method of accounting because Well Chance obtained control of the Company. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity.

Effective as of February 14, 2008, the Company changed its name from Noble Quests, Inc. to Legend Media, Inc. Well Chance was incorporated under the laws of the British Virgin Islands as an International Business Company on February 22, 2005. Well Chance was formed to create a business that principally engaged in the development and management of a technology platform that deploys advertisements across its various advertising media. Well Chance expanded its business in February 2008 to focus on building a consumer advertising network in the People’s Republic of China (the “PRC”) focused on the Chinese radio advertising industry and advertising media that targets the consumer base of China.

On May 8, 2008, the Company and Well Chance entered into a Share Purchase Agreement (the “Music Radio Share Purchase Agreement”) with Music Radio Limited, a British Virgin Islands company, and all of the shareholders of Music Radio Limited (the “Music Radio Shareholders”), for the purchase of exclusive radio advertising rights in Tianjin, PRC. Pursuant to the Music Radio Share Purchase Agreement, Well Chance, for consideration consisting of (a) shares of the Company's common stock with an aggregate value of US$7,160,714 based on the weighted average trading price of the Company's common stock for the 90 trading days immediately preceding May 8, 2008 (1,892,559 shares), and (b) US$2,000,000, agreed to purchase 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly owned subsidiary of Music Radio Limited.  The closing of the Music Radio Share Purchase Agreement occurred on May 30, 2008, and the Company secured effective control of the exclusive sales contract for the Tianjin, PRC based radio channel. Tianjin, PRC is a large city with a population of over 11.5 million.  The exclusive sales contract provides the Company with 19,710 minutes per year of advertising space. The contract is up for renewal annually and expires December 31, 2009. Because the region is one of the most economically developed and urbanized regions in the PRC, the Company believes that the radio station is well situated to target the expanding middle and upper class in the PRC.

On July 21, 2008, Legend Media closed a transaction pursuant to which Well Chance purchased 100% of the common stock of News Radio Limited, a British Virgin Islands company, for consideration consisting of (a) shares of the Company's common stock with an aggregate value of 2,000,000 Chinese Renminbi ("RMB") (approximately $287,728 based on the currency exchange rate on June 5, 2008) based on the weighted average trading price of the common stock for the 30 trading days immediately before June 4, 2008 (67,388 shares) payable on the closing date, (b) RMB5,250,000 (approximately $755,287 based on the currency exchange rate on June 5, 2008) payable 28 days after the closing date, and (c) RMB1,600,000 (approximately $230,182 based on the currency exchange rate on June 5, 2008) payable 90 days after the closing date. The transaction occurred pursuant to the terms of a Share Purchase Agreement  (the “News Radio Share Purchase Agreement”) that the Company entered into on June 4, 2008 with Well Chance and all of the shareholders of News Radio Limited (the “News Radio Shareholders”). The closing gave Legend Media effective control of the PRC-based company that has the exclusive sales contract for the Beijing, PRC based radio channel FM 90.5. Beijing is a metropolis in northern PRC with a population of over 17 million. As with Tianjin, it is one of four municipalities in the PRC with status as a province in the PRC's administrative structure. Beijing is the PRC's second largest city, after Shanghai, and is recognized as the political, educational, and cultural center of the PRC. Beijing has a rapidly developing economy with an expanding affluent population. In 2008, retail sales in Beijing exceeded $67 billion.

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

On August 4, 2008, Beijing Merci International Advertising Co., Ltd., a company organized in the PRC and an affiliate of the Company, entered into an Exclusive Advertising Rights Agreement with Beijing Guo Guangrong Advertising Co., Ltd. (the "Beijing Merci Agreement"), pursuant to which Beijing Merci International Advertising Co., Ltd. acquired 45,990 advertising minutes per year on FM 107.1, a news and entertainment radio station that broadcasts to the Shenzhen region of the PRC. The Exclusive Advertising Rights Agreement closed on August 31, 2008 and expires on September 30, 2010. In February 2009, the Company decided to terminate the Beijing Merci Agreement. The decision to do so was based on a) a determination that the operations by the radio channel in Shenzhen could be considered invalid by the Chinese authorities and b) management's decision to make a strategic shift towards larger, more established opportunities. The Company notified Beijing Guo Guangrong Advertising Co., Ltd. of its decision to terminate the agreement based on breach of contract and made an immediate request for the return of all deposits and payments. Subsequent to attempts Beijing Merci International Advertising Co., Ltd and Beijing Guo Guangrong Advertising Co., Ltd. to settle the dispute, Beijing Merci International Advertising Co., Ltd began the process of entering into arbitration. We are requesting immediate termination of all contractual obligations under the Beijing Merci Agreement and repayment of approximately $500,000 paid to Beijing Guo Guangrong Advertising Co., Ltd. under the Beijing Merci Agreement. Because the outcome of the arbitration is uncertain, for the period ending March 31, 2009, the Company has accrued all expenses under the Beijing Merci Agreement.

On October 28, 2008, Tianjin Yinse Lingdong Advertising Co., Ltd., a company organized in the PRC and an affiliate of Legend Media, entered into an Exclusive Advertising Rights Agreement with Beijing Attis Advertising Co., Ltd., pursuant to which Tianjin Yinse Lingdong Advertising Co., Ltd. agreed to acquire 19,710 advertising minutes per year on FM 95.5, a music and entertainment radio station that broadcasts to the Xi’an region of the PRC, a developing metropolis with a population of over eight million.

On November 28, 2008, the Company entered into and closed an Acquisition Agreement (the "Music Radio Acquisition Agreement") with Well Chance, Music Radio Limited, and the Music Radio shareholders, Ju Baochun and Xue Wei (the "Music Radio Shareholders"). Pursuant to the Music Radio Acquisition Agreement, the Company acquired control over Beijing Yinse Lingdong Advertising Co., Ltd (“YSLD”) and caused the contribution of an airline magazine advertising business of Beijing Hongtenglianguang Advertising Co., Ltd (“HTLG”), a PRC company 100% owned by the Music Radio Shareholders, to YSLD. In exchange for the acquisition of control, the Company issued 5,033,680 shares of its newly-created Series B convertible preferred stock ("Series B Preferred Stock") to the Music Radio Shareholders and two warrants to purchase an aggregate of 10,000,000 shares of the Company's common stock, to Ju Baochun. The closing gives Legend Media effective control of YSLD, a PRC-based company, and YSLD’s exclusive sales contract with Xinhua Airline Magazine.  The airline magazine reaches a potential audience approaching 20 million passengers per year.  The exclusive contract with Xinhua Airline Magazine provides 80 pages of advertising per monthly issue.  The exclusive contract expires March 31, 2010 and will be up for renewal prior to that date.

In determining the amount of consideration to be paid in connection with the Music Radio Acquisition Agreement, the Company reviewed and compared publicly available selected financial data and stock trading prices for public companies chosen based on their common participation in the Chinese advertising and media industry, and conducted a discounted cash flow analysis. Applying the conclusions drawn therefrom, the number of shares of Series B Preferred Stock issued in the Music Radio Acquisition Agreement was calculated based on an aggregate purchase price of RMB275,000,000, a currency exchange rate of RMB6.829 to U.S. $1, and a per share issue price of 20 times the greater of (a) 75% of the weighted average trading price of one share of common stock for the 15 trading days ended on the third day before closing, and (b) $0.40. Because 75% of the weighted average trading price for the common stock during the period was $0.3440, the per share issue price used was $0.40. As more fully described below, each share of Series B Preferred Stock is initially convertible into 20 shares of common stock, or an aggregate of 100,673,600 shares of common stock, representing approximately 90.6% of the issued and outstanding common stock on an as-converted basis (not including the Company's outstanding Series A convertible preferred stock, warrants or options).

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

As of March 31, 2009, the Company had an annual radio advertising inventory of 85,410 minutes and an annual airline advertising inventory of 960 pages which combined had a reach of approaching 60 million people.

Well Chance conducts its business operations through its 80% owned subsidiary, Legend (Beijing) Consulting Co., Ltd., and its wholly owned subsidiary, Legend (Beijing) Information and Technology Co., Ltd., each of which are incorporated under the laws of the PRC.

Due to PRC regulatory restriction on foreign investment in the advertising industry, we operate our business in China through Tianjin Yinse Lingdong Advertising Co., Ltd., Beijing Maihesi International Advertising Co., Ltd. and YSLD.  Our relationships with these operating affiliates and their shareholders are governed by a series of contractual arrangements that allow us to effectively control and derive a substantial portion of the economic benefits from them. Accordingly, we treat Tianjin Yinse Lingdong Advertising Co., Ltd., Beijing Maihesi International Advertising Co., Ltd. and YSLD as variable interest entities and have consolidated their financial results in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q, we believe that the accounting policies described below are the most critical to aid in fully understanding and evaluating this management discussion and analysis.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas that require estimates and assumptions include valuation of accounts receivable and determination of useful lives of property and equipment.

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

*Variable Interest Entities: See heading entitled “Variable Interest Entities” below.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 (“FIN 46R”) to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, and on July 21, 2008, the Company purchased 100% of the common stock of News Radio Limited. Additionally, on November 28, 2008, the Company entered into and closed the Music Radio Acquisition Agreement with Well Chance, Music Radio Limited, and the Music Radio Shareholders, pursuant to which the Company acquired control of YSLD, another variable interest entity. Due to certain restrictions imposed upon Chinese advertising companies, direct investment and ownership of media and advertising companies in the PRC is prohibited. Therefore, the Company acquired control of Tianjin Yinse Lingdong Advertising Company, Ltd., and the Company acquired control of Beijing Mahiesi Advertising International Co., Ltd. (through its purchase of News Radio Limited). The Company structured the Music Radio Limited and News Radio Limited transactions to comply with such restrictions.

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

As the Company is able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks have been transferred to the Company, it has determined that the advertising entities, Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. and YSLD meet the definition of a VIE. Further, the Company is considered to be the primary beneficiary of the risks and benefits of equity ownership of Tianjin Yinse Lingdong Advertising Company, Ltd., Beijing Mahiesi Advertising International Co., Ltd. and YSLD and thus has consolidated these entities in its accompanying financial statements as of March 31, 2009.

Intangible Assets

Intangible assets consist of contract rights purchased in the May 30, 2008 acquisition of Legend Media Tianjin Investment Company Limited, the entity controlling the advertising rights to Tianjin FM 92.5, and the July 21, 2008 acquisition of News Radio Limited, the entity controlling the advertising rights to Beijing FM 90.5.

Intangible assets consist of the following at the dates indicated:

	March 31,	June 30,
	2009	2008
	(unaudited)
FM 92.5 Contract rights	$1,709,888	$2,174,428
Exclusivity agreement	7,388,731	6,999,353
FM 90.5 Contract rights	1,016,206	-
	10,114,825	9,173,781
Less Accumulated amortization	(1,344,439)	(128,471)
Intangibles, net	$8,770,386	$9,045,310

The FM 92.5 contract rights primarily arise from an exclusive contract acquired in connection with the acquisition of Legend Media Tianjin Investment Company Limited, which is being amortized over the 31 month contract period, from June 1, 2008, the first day of operations by the Company, based on the duration of the existing advertising agreement that expired December 31, 2008 plus renewal of the advertising agreement. The agreement was renewed as of January 1, 2009.  The contract is with Tianjin FM 92.5 and provides exclusive rights to 54 advertising minutes per day or 19,710 minutes per year. The channel is Beijing-based and through a relay facility airs in Tianjin. Legend Media’s contract is with the Beijing channel’s exclusive agent, which has a national exclusive contract with the channel. The exclusive agent has subcontracted the rights for the Tianjin market to Legend Media. The value was derived as the net present value of the contract’s earnings before interest, tax, depreciation and amortization (“EBITDA”) over the contract’s expected term from May 30, 2008 through December 31, 2010, using a discount rate of 15%. The change in value of the FM92.5 contract and the exclusivity agreement from June 30, 2008 to March 31, 2009 is a result of foreign currency translation at each balance sheet date and a reallocation of the value between these two intangible assets subsequent to June 30, 2008.  At the May 30, 2008 purchase date, the Company initially applied a 10% discount rate to calculate the net present value of the FM 92.5 contract’s EBITDA. However, the Company subsequently determined that a 15% discount rate more accurately reflects the rate of return the Company expects to earn on the contract, which resulted in a contract value of $1,709,888. The remaining intangible asset value of $7,338,731 attributable to the May 30, 2008 acquisition was then reallocated to the exclusivity agreement.   Amortization expense on this contract for the three and nine months ended March 31, 2009 was $165,473 and $509,890, respectively.

The remainder of the purchase price of $7,388,731 was allocated to an Operating Agreement among Legend Media (Beijing) Consulting Co., Ltd., Tianjin Yinse Lingdong Advertising Co., Ltd. and Ju Baochun, entered into in connection with the Music Radio    Share Purchase Agreement. Mr. Baochun, through a company he owns and operates, is the 80% owner of Music Radio Limited, which is the 20% owner of the post-acquisition VIE, Tianjin Yinse Lingdong Advertising Co., Ltd. Pursuant to the terms of the Operating Agreement, Tianjin Yinse Lingdong Advertising Co., Ltd. and Mr. Baochun are prohibited from:

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

Amortization expense on this contract for the three and nine months ended March 31, 2008 was $184,718 and $528,556, respectively.

The FM 90.5 contract rights primarily relate to an exclusive contract acquired in connection with the acquisition of News Radio Limited which is being amortized over the 48-month contract period, beginning on July 1, 2008. The contract is with the Beijing FM 90.5 radio station and provides 126 advertising minutes per day or 45,990 minutes per year. Amortization expense on this contract for the three and nine months ending March 31, 2009 of $64,543 and $177,612, respectively, has been included in amortization expense in the accompanying consolidated statements of operations and other comprehensive income (loss). See Note 12.

Amortization expense for the Company’s intangible assets for the three months ended March 31, 2009 and 2008 was $416,247 and $0, respectively, and amortization expense for the Company’s intangible assets for the nine months ended March 31, 2009 and 2008 was $1,216,058 and $0, respectively.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission ("SEC").  Staff Accounting Bulletin (“SAB”) 104. The Company purchases advertising inventory in the form of advertising airtime, the unit being minutes, from radio stations and advertising pages from airline magazines. The Company then distributes these minutes and pages under various sales agreements. We recognize advertising revenue over the term of each sales agreement, provided evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.   Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Barter revenue for the three months ended March 31, 2009 and 2008 was $729,557 and $0 respectively, and barter revenue for the nine months ended March 31, 2009 and 2008 was $1,955,962 and $47,613, respectively. Barter expense for the three months ended March 31, 2009 and 2008 was $407,119 and $0, respectively, and barter expense for the nine months ended March 31, 2009 and 2008 was $954,796 and $47,613, respectively. Under PRC regulations, the Company is required to pay certain taxes on revenues generated. These taxes include:

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

The Company recognizes these taxes in cost of revenue in the period incurred.

Cost of Revenue

The Company expenses the cost of advertising monthly according to the terms of the underlying contracts. The entire cost of the contract is expensed evenly over the term of the agreement starting on the date advertising is first expected to take place. As the advertising inventory does not carry forward, all minutes are expensed whether or not sold.  Cost of revenue for the three months ended March 31, 2009 and 2008 was $1,447,254 and $678,730, respectively.  Advertising costs for the nine months ended March 31, 2009 and 2008 was $4,133,588 and $2,122,421, respectively.

Minority Interest in Subsidiaries

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Island company and a wholly-owned subsidiary of Music Radio Limited. As a result of this purchase, the Company recognized initial minority interest on its consolidated balance sheet of $15,524. The income (loss) attributed to minority interest has been separately designated in the accompanying statements of operations and other comprehensive income (loss).

Recent Pronouncements

In December 2007, the SEC issued SAB 110, which expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in the previously issued SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), “Share-Based Payment” ("SFAS No. 123(R)"). In particular, the SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Upon the Company’s adoption of SFAS No. 123(R), the Company elected to use the simplified method to estimate the Company’s expected term.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R  changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company believes adopting SFAS 141R will significantly affect its financial statements for any business combination completed after June 30, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on July 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”) which is an amendment of ARB No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant effect on its results of operations or financial position.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS 163”).The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this statement, issued by enterprises included within the scope of Statement No. 60. Accordingly, this statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement No. 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement will not have an effect on the Company’s financial statements.

In June 2008, the FASB issued EITF Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company has not yet determined the affect EITF No. 07-5 on its financial statements.

In April 2008, the FASB issued FSP 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including: 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting FSP No.142-3 will have on its financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” ("FSP 157-3") which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the financial position or results for the three and nine months ending March 31, 2009.

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

In the Company’s Annual Report for the fiscal year ended June 30, 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim consolidated financial statements for the nine months ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss and utilized net cash in operating activities of approximately $3,344,440 and $2,659,945, respectively, for the nine months ended March 31, 2009.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to incur losses from operations in 2009. While we expect increased sales of both radio advertising and airline magazine advertising to help increase revenues, such increases for the near term may only provide limited additional cash flow from such sales and will require increases in sales and marketing expenses. The Company’s ability to continue as a going concern depends on the success of management’s plans to bridge such cash shortfalls in 2009 including the following:

1.	Aggressively pursuing additional fund raising activities in 2009;

2.	Continuing to advance sales and marketing efforts for the Company's products to begin achieving additional sales of such products in 2009, thereby generating cash flow from such sales;

3.	Attempting to work with the Company's lenders to renew and/or extend scheduled payments under such loans;

4.	Continuing to monitor cost control initiatives to conserve cash.

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

	2009		2008
	Amount	% of Revenue	Amount	% of Revenue
	(in dollars, except percentages)

REVENUE	$2,630,624	100.0%	$1,305,560	100.0%

COST OF REVENUE	1,447,254	55.0%	678,730	52.0%

GROSS PROFIT	1,183,370	45.0%	626,830	48.0%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,745,938	66.4%	871,890	66.8%

LOSS FROM OPERATIONS	(562,568)	(21.4)%	(245,060)	(18.8)%

OTHER EXPENSE, NET	(644,116)	(24.5)%	(64,525)	(4.9)%

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,206,684)	(45.9)%	(309,585)	(23.7)%

PROVISION FOR INCOME TAXES	208,890	7.9%	36,126	2.8%

NET LOSS	(1,415,574)	(53.8)%	(345,711)	(26.5)%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(70,127)	(2.7)%	10,442	0.8%

COMPREHENSIVE LOSS	(1,485,701)	(56.5)%	(335,269)	(25.7)%

Revenues.  Our revenue includes revenues from sales of radio advertising and airline magazine advertising.  During the three months ended March 31, 2009, we had revenues of $2,630,624 compared to revenues of $1,305,560 for the three months ended March 31, 2008, an increase of $1,325,064 or 101.5% The increase is attributable to the increase in sales of both airline magazine advertising and radio advertising, with airline magazine advertising sales leading the way.  Details of the changes for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended
	March 31,		Change
	2009	2008	Amount	%
	(in dollars, except percentages)

Revenue
Airline magazine advertising sales	$2,127,386	$1,193,507	$933,879	78.2%
Radio advertising sales	503,238	103,670	399,568	385.4%
Other product lines	-	8,383	(8,383)	*
	$2,630,624	$1,305,560	$1,325,064	101.5%

*not meaningful

Management believes that sales will continue to grow as we expand our sales efforts and look for opportunities with larger scale.

Cost of Revenue. Cost of revenue increased to $1,447,254 for the three months ended March 31, 2009, as compared to $678,730 for the three months ended March 31, 2008, an increase of $768,524 or 113.2%.  The majority of the increase is a direct result of the expansion of the Company’s radio advertising inventory.  Airline magazine advertising sales also increased but at a much slower rate.   The details are as follows:

	Three months ended
	March 31,		Change
	2009	2008	Amount	%
	(in dollars, except percentages)

Cost of Revenue
Airline magazine direct costs	$696,569	$505,470	$191,099	37.8%
Radio advertising direct costs	750,685	44,305	706,380	1,594.4%
Other product lines	-	128,955	(128,955)	*
	$1,447,254	$678,730	$768,524	113.2%

*not meaningful

The increase in radio advertising costs is largely a result of additional radio inventory and its associated fixed cost.  Since July 1, 2008, the Company has signed three contracts for additional radio advertising minutes.  The increase in airline magazine costs can be attributed to a) increased advertising inventory and b) the costs to print magazines, which are paid by the Company.   Management expects costs to diminish in the coming quarter as the Company works to restructure existing contracts.  The costs that remain fixed are expected to grow slowly in the coming quarters as a large portion of the costs are fixed.

Gross Profit.  Gross profit was $1,183,370 for the three months ended March 31, 2009 as compared to $626,830 for the three months ended March 31, 2008, an increase of $556,540 or  88.8%.  The overall gross profit increase for the three months ended March 31, 2009 is attributable to a significant increase in sales of the airline magazine advertising product line offset by a year over year decrease in gross profit for the radio advertising product line which was a product of increased sales offset by a larger increase in direct cost.  The details of which are as follows:

	Three months ended
	March 31,		Change
	2009	2008	Amount	%
	(in dollars, except percentages)

Gross Profit
Airline magazine direct costs	$1,430,817	$688,037	$742,780	108.0%
Radio advertising direct costs	(247,447)	59,365	(306,812)	*
Other product lines	-	(120,572)	120,572	*
	$1,183,370	$626,830	$556,540	88.8%

*not meaningful

Radio advertising’s year over year gross profit decrease for the three months ended March 31, 2009 is attributable to the increase of fixed costs related to additional radio advertising inventory versus the previous year.  The expansion of the radio business, a key strategic objective, requires the increase of fixed costs for media assets.  The Company purchases radio advertising minutes on a "use it or lose it" basis which means a large portion of costs of revenue are fixed.  Management is working to restructure existing contracts and add more cost advantageous contracts in the coming quarters.  Management expects radio advertising gross profit to improve as sales improve and fixed costs are reduced.

The gross margin for the three months ended March 31, 2009 and 2008 were 45.0% and 48.0%, respectively.  As with the overall gross profit, the gross margin decrease was the product of an improved airline magazine advertising margin offset by a decrease of the radio advertising product line margin, the details of which are as follows:

	Three months ended
	March 31,
	2009	2008	Change
Gross Margin
Airline magazine direct costs	67.3%	57.6%	9.6%
Radio advertising direct costs	(49.2)%	57.3%	*
Other product lines	-	-	*
	45.0%	48.0%	(3.0)%

Management expects margins to quickly improve for the radio advertising product line as sales increase and fixed costs are reduced.  The airline magazine gross margin is also expected to increase as a large portion of direct costs are fixed.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,745,938 for the three months ended March 31, 2009, as compared to $871,890 for the three months ended March 31, 2008, an increase of $874,048 or 100.2%.  The significant increase is attributable to the overall expansion of the business and the resulting expansion of selling costs, staff costs and other overhead.

Selling expenses increases accounted for $680,384 of the year over year difference.  The increase is a combination of increased a) commissions resulting from higher revenue and b) marketing expenses.

General and Administrative expenses increased by $193,664.  The increase is a direct result of increased operations in China offset by a decrease in corporate overhead.  General and administrative costs in China increased by $377,839 while corporate expenses decreased by $184,175.  The increase in China is directly attributed to the expansion of operations in China including in  Beijing, Tianjin, Xi’an and Hainan.   Corporate expenses decreased as the Company completed the reverse acquisition with Well Chance as described above during the period ended March 31, 2008.

The Company expensed $41,618 related to the vesting of options to purchase common stock during the three months ended March 31, 2009.

Management expects selling, general and administrative expenses to grow at a far slower pace as we believe there is excess capacity for expansion within the Company's existing operations.

Loss from Operations. As a result of the above, loss from operations totaled $562,568 for the three months ended March 31, 2009 as compared to loss from operations of $245,060 for the three months ended March 31, 2008, a difference of $317,508 or (129.6)% As a percentage of revenues, loss from operations was (21.4)% for the three months ended March 31, 2009 as compared to (18.8)% for the three months ended March 31, 2008.

Non-operating Expense. Non-operating expense for the three months ended March 31, 2009 and 2007 were $644,116 and $64,525, respectively.  The difference, $579,591 or (898.2)%, can be largely attributed to $414,734 of amortization expense related to intangible assets, $107,936 of expense associated with a period correction of minority interests and $31,876 of additional interest expense.

 Income (Loss) before Provision for Income Taxes. As a result of the foregoing, loss before provision for income taxes was $1,206,684 for the three months ended March 31, 2009 as compared to a loss of $309,585 for the three months ended March 31, 2008, a decrease of $897,099 or (289.8)%.

Net Income (Loss). As a result of the foregoing, net loss increased to $1,415,574 for the three months ended March 31, 2009 as compared to a net loss of $113,094 for the three months ended March 31, 2008, a decrease of $1,069,863 or (309.5)%. The respective net margins are (53.8)% and (26.5) % for the three months ended March 31, 2009 and 2008. The net loss for the three months ended March 31, 2009 was mainly due to the increase of fixed advertising costs related to the radio advertising product line and the overall increase in selling, general and administrative expenses.  Management believes that the Company's operations will generate net income at an increasing rate due to the fixed nature of many of the expenses and expectations of continued revenue growth.  The Company has invested in its sales organization and expects the benefits of such investment to come quickly.

Comparison of Nine Months Ended March 31, 2009 and March, 2008

	2009		2008
	Amount	% of Revenue	Amount	% of Revenue
	(in dollars, except percentages)

REVENUE	$7,614,205	100.0%	$3,263,495	100.0%

COST OF REVENUE	4,133,588	54.3%	2,122,421	65.0%

GROSS PROFIT	3,480,617	45.7%	1,141,074	35.0%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,570,334	60.0%	1,457,426	44.7%

LOSS FROM OPERATIONS	(1,089,717)	(14.3)%	(316,352)	(9.7)%

OTHER EXPENSE, NET	(1,752,062)	(23.0)%	(65,870)	(2.0)%

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,841,779)	(37.3)%	(382,222)	(11.7)%

PROVISION FOR INCOME TAXES	502,661	6.6%	36,126	1.1%

NET LOSS	(3,344,440)	(43.9)%	(418,348)	(12.8)%

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(70,877)	(0.9)%	-	0.0%

COMPREHENSIVE LOSS	(3,415,317)	(44.9)%	(418,348)	(12.8)%

Revenues.  Our revenue includes revenues from sales of radio advertising and airline magazine advertising.  During the nine months ended March 31, 2009, we had revenues of $7,614,205compared to revenues of $3,263,495 for the nine months ended March 31, 2008, an increase of $____ or 133.3%.  The increase is attributable to the increase in sales of both airline magazine advertising and radio advertising with airline magazine advertising sales leading the way.  For details of the changes for the nine months ended March 31, 2009 are as follows:

	Nine months ended
	March 31,		Change
	2009	2008	Amount	%
	(in dollars, except percentages)

Revenue
Airline magazine advertising sales	$5,581,334	$2,226,248	$3,355,086	150.7%
Radio advertising sales	2,032,871	1,028,203	1,004,668	97.7%
Other product lines	-	9,044	(9,044)	*
	$7,614,205	$3,263,495	$4,350,710	133.3%

*not meaningful

Management believes that sales will continue to grow as we expand our sales efforts and look for opportunities with larger scale.

Cost of Sales. Cost of sales increased to $4,133,588 for the nine months ended March 31, 2009, as compared to $2,122,421 for the nine months ended March 31, 2008, an increase of $2,011,167 or 94.8%.  Details for the nine months ended March 31, 2009 are as follows:

	Nine months ended
	March 31,		Change
	2009	2008	Amount	%
	(in dollars, except percentages)

Cost of Revenue
Airline magazine direct costs	$1,976,429	$1,355,780	$620,649	45.8%
Radio advertising direct costs	2,157,159	627,510	1,529,649	243.8%
Other product lines	-	139,131	(139,131)	*
	$4,133,588	$2,122,421	$2,011,167	94.8%

*not meaningful

The increase in radio advertising costs is largely a result of additional radio inventory and its associated fixed cost.  Since July 1, 2008, the Company has signed three contracts for additional radio advertising minutes.  The increase in airline magazine costs can be largely attributed to the costs of printing the magazine, which are paid by the Company.  Management expects costs to diminish in the coming quarter as the Company works to restructure existing contracts.  The costs that remain fixed are expected to grow slowly in the coming quarters as a large portion of the costs are fixed.

Gross Profit. Gross profit was $3,480,617 for the nine months ended March 31, 2009 as compared to $1,141,074 for the nine months ended March 31, 2008, an increase of $2,339,543 or 205.0%.  The overall gross profit increase for the nine months ended March 31, 2009 is attributable to a significant increase in sales of the airline magazine advertising product line offset by a year over year decrease in gross profit for the radio advertising product line, the details of which are as follows:

	Nine months ended
	March 31,		Change
	2009	2008	Amount	%
	(in dollars, except percentages)

Gross Profit
Airline magazine direct costs	$3,604,905	$870,468	$2,734,437	314.1%
Radio advertising direct costs	(124,288)	400,693	(524,981)	*
Other product lines	-	(130,087)	130,087	*
	$3,480,617	$1,141,074	$2,339,543	205.0%

*not meaningful

Radio advertising’s year over year gross profit decrease for the nine months ended March 31, 2009 is attributable to the increase of fixed costs related to additional radio advertising inventory versus the previous year.  The expansion of the radio business, a key strategic objective, requires the increase of fixed costs for media assets.  The Company purchases radio advertising minutes on a "use it or lose it" basis which means a large portion of costs of revenue are fixed.  Management is working to restructure existing contracts and add more cost advantageous contracts in the coming quarters. Management expects radio advertising gross profit to improve as sales improve and fixed costs are reduced.

The gross margin for the nine months ended March 31, 2009 and 2008 were 45.7% and 35.0%, respectively.  As with the overall gross profit, the gross margin increase from airline magazine advertising is being offset by a decrease of the radio advertising product line, the details of which are as follows:

	Nine months ended
	March 31,
	2009	2008	Change

Gross Margin
Airline magazine direct costs	64.6%	39.1%	25.5%
Radio advertising direct costs	(6.1)%	39.0%	*
Other product lines	-	(1,438.4)%	*
	45.7%	35.0%	10.7%

*not meaningful

Management expects margins to quickly improve for the radio advertising product line as sales increase.  The airline magazine gross margin is also expected to increase as a majority of direct costs are fixed.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,570,334 for the nine months ended March 31, 2009, as compared to $1,457,426 for the nine months ended March 31, 2008, an increase of $3,112,908 or 213.6%.  The significant increase is attributable to the reverse acquisition with Well Chance described above, the cost of being public and the overall expansion of the business and the resulting expansion of selling costs, staff costs and other overhead.

Selling expenses increases accounted for $1,374,691 of the year over year difference.  The increase is a combination of increased a) commissions resulting from higher revenue and b) marketing expenses.

General and Administrative expenses increased by $1,738,217, of which $731,644 can be attributed to corporate overhead.  The significant increase in corporate overhead is attributable to the cost of being public for an additional two quarters versus the previous year, the closing of three transactions and the associated professional fees and the increase in the scale of the operation.  The remaining increase of $1,006,573 is solely attributable to the expansion of operations in China.

The Company expensed $253,807 related to the vesting of options to purchase common stock during the nine months ended March 31, 2009.

Management expects selling, general and administrative expenses to grow at a far slower pace as we believe there is excess capacity for expansion within the Company's existing operations.

Loss from Operations. As a result of the above, loss from operations totaled $1,089,717 for the nine months ended March 31, 2009 as compared to loss from operations of $316,352 for the nine months ended March 31, 2008, a difference of $773,365 or (244.5)%. As a percentage of revenues, loss from operations was (14.3)% for the nine months ended March 31, 2009 as compared to (9.7)% for the nine months ended March 31, 2008.

Non-operating Expense. Non-operating expense for the nine months ended March 31, 2009 and 2007 was $1,752,062 and $65,870, respectively.  The difference, $1,686,192 or ___%, can be largely attributed to $1,215,968 of amortization expense related to intangible assets and an additional $416,765 of additional interest expense.

 Income (Loss) before Provision for Income Taxes. As a result of the foregoing, loss before provision for income taxes was $2,841,779 for the nine months ended March 31, 2009 as compared to a loss of $382,222 for the nine months ended March 31, 2008, a decrease of $2,459,557 or (643.5)%.

Net Income (Loss). As a result of the foregoing, net loss increased to $3,344,440 for the nine months ended March 31, 2009 as compared to a net loss of $418,348 for the nine months ended March 31, 2008, a decrease of $2,926,092 or (699.4)%. The respective net margins are (43.9)% and (12.8) % for the nine months ended March 31, 2009 and 2008. The net loss for the nine months ended March 31, 2009 was mainly due to the increase of fixed advertising costs related to the radio advertising product line and the overall increase in selling, general and administrative expenses.  Management believes that the Company's operations will generate net income at an increasing rate due to the fixed nature of many of the expenses and expectations of continued revenue growth.  The Company has invested in its sales organization and expects the benefits of such investment to come quickly.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine Months Ended
	March 31,
	2009	2008

Net cash used in operating activities	$(2,659,945)	$(167,368)
Net cash used in investing activities	(1,618,049)	(244)
Net cash provided by financing activities	1,100,488	844,861
Effect of exchange rate changes on cash and cash equivalents	4,613	23,344
Net increase (decrease) in cash and cash equivalents	(3,172,893)	700,593
Cash and cash equivalents at the beginning of period	3,372,499	164,100
Cash and cash equivalents at the end of period	199,606	864,693

Operating Activities

Net cash used in operating activities was $2,659,945 in the nine months ended March 31, 2009 compared with net cash used in operating activities of $167,368 in comparable period ending March 31, 2008.  Our revenues have not reached a level sufficient to support our operations.  We funded our losses through available cash in part from the issuance of Series A convertible preferred stock.

Investing and Financing Activities

Cash used in investing activities in the nine months ended March 31, 2009 was $1,618,049 compared with $244 for the comparable period for the previous year and consisted primarily of a $740,010 payment of amounts due for the acquisition of Legend Media Tianjin Investment Company and a $749,990 payment of amounts due for the acquisition of News Radio Limited.  Cash provided by financing activities was $1,100,488 for the nine months ended March 31, 2009.  The cash provided by financing activities was obtained by the issuance of $1,650,000 in its Series A convertible preferred stock to Maoming China Fund and $60,658 of contributed capital from payment of obligations by shareholders, offset by $360,000 in repayments on notes payable and $250,170 in dividends paid to the shareholders of YSLD as part of the Music Radio Acquisition Agreement.  Although the business continues to develop and generate an increasing amount of cash, the Company may have to raise additional funds to finance any continued losses and the existing commitments.  The Company has outstanding notes payables of $431,733 which are currently due; $375,733 of which amount is a loan from a related party, RMK Emerging Growth Fund LP, from which the Company expects to receive continued support and extension.  As of March 31, 2009, no demand letters for payment have been received by the Company.  Furthermore, the Company will have to raise additional funds to finance further its expansion in China.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company as of the date of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

In addition to the other information set forth in this Form 10-Q and the risk factors identified below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 during the nine months ended March 31, 2009, except for the following additional risk factors:

Our business has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

Our business is materially affected by conditions in the global financial markets and economic conditions generally. In the past year, these conditions have changed suddenly and negatively. The ongoing financial crisis and the loss of confidence in the stock market has increased our cost of funding and limited our access to some of our traditional sources of liquidity, including secured and unsecured borrowings as well as equity financings. Increases in funding costs and limitations on our access to liquidity have negatively impacted our ability to grow our business. In addition, the deteriorating general economic conditions globally have caused a decline in spending on advertising. This has caused a slow down in our sales and delays in signing up new customers. Overall, the business environment is adverse for our business and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be adversely affected.

Our business has been and may continue to be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Widening credit spreads, as well as significant declines in the availability of credit, have adversely affected our ability to borrow on a secured and unsecured basis and may continue to do so. Disruptions in the credit markets make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability and prevent or hamper our growth through acquisitions.

Our Independent Registered Public Accounting Firm added an emphasis paragraph to their audit report contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 describing an uncertainty related to our ability to continue as a going concern.

Due to our continued losses and limited capital resources our Independent Registered Public Accounting Firm has issued a report that describes an uncertainty related to our ability to continue as a going concern. The auditors’ report discloses that we did not generate significant revenues during the fiscal year ended June 30, 2008, we incurred a net loss of approximately $2,013826, and consumed cash in operating activities of approximately $830,681 during such period. These conditions raise substantial doubt about our ability to continue as a going concern and may make it difficult for us to raise capital. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

One of our directors, Ju Baochun, beneficially owns a significant number of shares of our common stock which will have an impact on all major decisions on which our shareholders may vote and which may discourage an acquisition of the Company.

          Ju Baochun, one our directors, currently owns approximately 91% of our outstanding common stock. As a result, Mr. Ju will have the ability to significantly impact virtually all corporate actions requiring shareholder approval, including the following actions:

•	election of our directors;

•	the amendment of our organizational documents;

•	the merger of our company or the sale of our assets or other corporate transactions; and

•	controlling the outcome of any other matter submitted to the security holders for vote.

The interests of Mr. Ju may differ from the interests of our other shareholders. Further, Mr. Ju's beneficial stock ownership may discourage potential investors from investing in shares of our common stock due to the lack of influence they could have on our business decisions, which in turn could reduce our stock price.

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

LEGEND MEDIA, INC.

Date: May 19, 2009	By:	/s/ Jeffrey Dash
Jeffrey Dash
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)