Form 10-K
period 2009-06-30
Legend Media, Inc.
filed 2009-10-15
CIK 1367993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to ___________

Commission file number 333-138479
LEGEND MEDIA, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0602435
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Room 609, Gehua Tower A , Qinglong Hutong Building No. 1
Beijing 100007, People’S Republic Of China
(Address of Principal Executive Offices)

(86-10) 8418 7177
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.		Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.		☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files),
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $3,713,040. The aggregate market value was calculated using the price at which the common equity was last sold on October 12, 2009

Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

On October 12, 2009 there were 112,813,355 shares of common stock outstanding.

LEGEND MEDIA, INC
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART I

Item 1.  Business

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We based these forward-looking statements largely on our current expectations and projections about future events and financial trends we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K. In addition, our past results of operations do not necessarily indicate our future results. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business or the extent to which any risk factor, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-K or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in our forward-looking statements will be achieved or occur. Although we believe our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Description of Business

Legend Media, Inc., formerly known as Noble Quests, Inc. (hereinafter referred to as the “Company,” “Legend Media,” “we,” “us,” or “our” ), was organized as a Nevada corporation on March 16, 1998, to sell multi-media marketing services and other related services to network marketing groups. Specifically, we assisted network marketers in using marketing tools such as public relations, advertising, direct mail, collateral development, electronic communications and promotion tools to increase product and service awareness.

On January 31, 2008, the Company entered into a Share Exchange Agreement with Ms. Shannon McCallum-Law, the majority stockholder, sole director and Chief Executive Officer of the Company, Well Chance Investments Limited (“Well Chance”) and Well Chance's sole shareholder (the "Well Chance Shareholder"). Pursuant to the terms of the Share Exchange Agreement, the Company acquired all issued and outstanding shares of Well Chance's common stock in exchange for the Company’s issuance of 1,200,000 shares of its common stock to the Well Chance Shareholder on the basis of 1,200 shares of common stock for each share of Well Chance common stock. The Share Exchange Agreement closed February 5, 2008.

Concurrently with the closing of the transactions under the Share Exchange Agreement (the “Share Exchange Agreement”) and as a condition thereof, Ms. McCallum-Law returned to us for cancellation 2,419,885 of the 5,119,885 shares of our common stock she owned. Ms. McCallum-Law was not compensated for the cancellation of the shares. In addition, we issued (i) 4,100,000 shares of our common stock to certain affiliates of Well Chance for $87,740 and (ii) 200,000 shares in exchange for consulting services performed in connection with this transaction. Upon completion of the foregoing transactions, we had 8,200,000 shares of common stock issued and outstanding.

The share exchange with the Well Chance Shareholder was accounted for as a reverse acquisition under the purchase method because Well Chance obtained control of the Company. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity.

Effective February 14, 2008, the Company changed its name from Noble Quests, Inc. to Legend Media, Inc. Well Chance was incorporated under the laws of the British Virgin Islands as an International Business Company on February 22, 2005. Well Chance was formed to create a business principally engaged in the development and management of a technology platform that deploys advertisements across its various advertising media. Well Chance expanded its business in February 2008 to build a consumer advertising network in the People’s Republic of China (the “PRC”) focused on the Chinese radio advertising industry and advertising media that targets the consumer base of China.

On May 8, 2008, the Company and Well Chance entered into a Share Purchase Agreement (the “Music Radio Share Purchase Agreement”) with Music Radio Limited, a British Virgin Islands company, and Ju Boachun and Xue Wei (the “Music Radio Shareholders”), for the purchase of radio advertising rights in Tianjin, PRC. Pursuant to the Music Radio Share Purchase Agreement, Well Chance  in exchange for the issuance of (a) shares of the Company's common stock with an aggregate value of US$7,160,714 based on the weighted average trading price of the Company's common stock for the 90 trading days immediately preceding May 8, 2008 (1,935,528 shares), and (b) US$2,000,000, purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, a British Virgin Islands company and a wholly owned subsidiary of Music Radio Limited.  The closing of the Music Radio Share Purchase Agreement occurred May 30, 2008, and the Company secured effective control of the exclusive sales contract for the Tianjin, PRC based radio channel. Tianjin, PRC is a city with a population over 11.5 million.  The exclusive sales contract provides the Company with 19,710 minutes per year of advertising space. The contract is up for renewal annually and expires December 31, 2009. Because the region is one of the most economically developed and urbanized regions in the PRC, the Company believes the radio station is well situated to target the expanding middle and upper class in the PRC.

On July 21, 2008, Legend Media closed a transaction pursuant to which Well Chance purchased 100% of the common stock of News Radio Limited, a British Virgin Islands company, for (a) shares of the Company's common stock with an aggregate value of 2,000,000 Chinese Renminbi ("RMB") (approximately $287,728 based on the currency exchange rate on June 5, 2008) based on the weighted average trading price of the common stock for the 30 trading days immediately before June 4, 2008 (104,427 shares) payable on the closing date, (b) RMB5,250,000 (approximately $755,287 based on the currency exchange rate on June 5, 2008) payable 28 days after the closing date, and (c) RMB1,600,000 (approximately $230,182 based on the currency exchange rate on June 5, 2008) payable 90 days after the closing date. The transaction occurred pursuant to the terms of a Share Purchase Agreement  (the “News Radio Share Purchase Agreement”) the Company entered into on June 4, 2008 with Well Chance and all of the shareholders of News Radio Limited (the “News Radio Shareholders”). The closing gave Legend Media effective control of the PRC-based company that has the exclusive sales contract for the Beijing, PRC based radio channel FM 90.5. Beijing is a metropolis in northern PRC with a population of over 17 million. As with Tianjin, it is one of four municipalities in the PRC with status as a province in the PRC's administrative structure. Beijing is the PRC's second largest city, after Shanghai, and is recognized as the political, educational, and cultural center of the PRC. Beijing has a rapidly developing economy with an expanding affluent population. In 2008, retail sales in Beijing exceeded $67 billion.

Beijing was considered strategically important to the Company’s objective of building a market leading brand position in the radio advertising industry. The exclusive sales contract for Beijing FM 90.5 is for four years (two years plus a two-year option) and grants Legend Media, through its operating affiliate, Beijing Maihesi International Advertising Co., Ltd. (“MAIHESI”), the right to be the exclusive advertising agent for the channel, under which the Company has the exclusive rights to manage and sell all advertising minutes for the radio station. The contract provides Legend Media with 45,990 of radio advertising minutes per year. The exclusive rights to sell advertising also extend to program sponsorship which the Company expects will provide additional advertising inventory for sale.

On August 4, 2008, MAIHESI, a company organized in the PRC and an affiliate of Legend Media, entered into an Exclusive Advertising Rights Agreement with Beijing Guoguang Guangrong Advertising Co., Ltd. (the "Beijing Merci Agreement"), pursuant to which MAIHESI acquired 45,990 advertising minutes per year on FM 107.1, a news and entertainment radio station that broadcasts to the Shenzhen region of the PRC. The Exclusive Advertising Rights Agreement closed August 31, 2008 and expires September 30, 2010.

On October 28, 2008, Tianjin Yinse Lingdong Advertising Co., Ltd. (“TJ YSLD”), a company organized in the PRC and an affiliate of Legend Media, entered into an Exclusive Advertising Rights Agreement Beijing Atis Advertising Co., Ltd., pursuant to which TJ YSLD acquired 19,710 advertising minutes per year on FM 95.5, a music and entertainment radio station that broadcasts to the PRC’s Xi’an region. The exclusive contract gives Legend Media 19,710 minutes of radio advertising targeting Shenzhen, a developing city metropolis with a population of over eight million. Shenzhen is one of the wealthiest and most economically diverse cities in the PRC.

            On November 28, 2008, the Company entered into and closed an Acquisition Agreement (the "Music Radio Acquisition Agreement") with Well Chance, Music Radio Limited, and the Music Radio Shareholders. Pursuant to the Music Radio Acquisition Agreement, the Company acquired control over Beijing Yinse Lingdong Advertising Co., Ltd (“YSLD”) and caused the contribution of an airline magazine advertising business of Beijing Hongtenglianguang Advertising Co., Ltd (“HTLG”), a PRC company 100% owned by the Music Radio Shareholders, to YSLD. In exchange for the acquisition of control, the Company issued 5,033,680 shares of its newly-created Series B convertible preferred stock ("Series B Preferred Stock") to the Music Radio Shareholders and two warrants to purchase an aggregate of 10,000,000 shares of the Company's common stock, to Ju Baochun. The closing gave Legend Media effective control of YSLD, a PRC-based company, and YSLD’s exclusive sales contract with Xinhua Airline Magazine.  The airline magazine reaches a potential audience approaching 20 million passengers per year.  The exclusive contract with Xinhua Airline Magazine provides 80 pages of advertising per monthly issue.  The exclusive contract expires March 31, 2010 and will be up for renewal prior to that date.

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

As a result of the Music Radio Acquisition Agreement and the reverse merger with Well Chance, the historical financial statements presented are those of Well Chance and YSLD.  At the time of the reverse merger, Well Chance’s historical financials became those of the Company.  The subsequent Music Radio Acquisition Agreement, which gave the Company control of YSLD, was between entities under common control and, as such, accounted for similarly to a pooling of interests.

            Well Chance conducts its business operations through its 80% owned subsidiary, Legend (Beijing) Consulting Co., Ltd., and its wholly owned subsidiary, Legend (Beijing) Information and Technology Co., Ltd., each of which are incorporated under the laws of the PRC. The amount due from the minority interest is immaterial as June 30, 2009 and 2008.

In February 2009, the Company terminated the Beijing Merci Agreement and focused on other opportunities.  The decision to do so was based on management's decision to make a strategic shift towards larger more established opportunities, in combination with the other factors, management determined it best to abandon the project and focus on other opportunities.  The Company notified Beijing Guoguang Guangrong Advertising Co., Ltd. of its decision to terminate the agreement and made an immediate request for the return of all deposits and payments.  Subsequent to attempts by MAIHESI and Beijing Guoguang Guangrong Advertising Co., Ltd. to settle the dispute, MAIHESI began arbitration in which we were requesting immediate termination of all contractual obligations under the Beijing Merci Agreement In July 2009, the Company terminated the agreement giving us the advertising rights to Beijing channel FM 90.5 which is also a channel controlled by Beijing Guoguang Guangrong Advertising Co., Ltd.  The decision was the product of several factors including (i) management’s desire to stabilize the cash flow of the business, (ii) overall market conditions dictated a slower growth plan, (iii) management’s belief that more established opportunities are becoming available and (iv) the poor handling by Beijing Guoguang Guangrong Advertising Co., Ltd. of the Beijing Merci Agreement termination.

On July 20, 2009, MAIHESIentered into an agreement (the “Termination Agreement”) with Beijing Guoguang Guangrong Advertising Co., Ltd. =(“Guoguang”), pursuant to which MAIHESI and Guoguang terminated (i) the Exclusive Advertising Rights Agreement dated May 5, 2008 by and between MAIHESI and Guoguang, under which MAIHESI was originally granted the exclusive right to market and sell all broadcast advertising in connection with the frequency FM90.5 of China Radio International in Beijing (the “Beijing Agency Agreement”), and (ii) the Exclusive Advertising Rights Agreement dated August 4, 2008 by and between MAIHESI and Guoguang, under which MAIHESI was originally granted the exclusive right to market and sell all broadcast advertising in connection with the frequency FM107.1 of China Radio International in Shenzhen (the “Shenzhen Agency Agreement”, collectively with the Beijing Agency Agreement, the “Agency Agreements”).

According to the Termination Agreement, (i) MAIHESI or its affiliate shall pay Guoguang RMB1,150,000 (which, as of June 30, 2009, equals approximately $168,360) as compensation for the early termination of the Beijing Agency Agreement, (ii) MAIHESI agrees to forsake the deposits of RMB2,760,000 and RMB1,050,000 under the Beijing Agency Agreement and Shenzhen Agency Agreement, respectively (which, as of June 30, 2009, equals approximately $404,064 and $153,720, respectively), (iii) Guoguang agrees to forsake the accrued cost for the advertising minutes payable to Guoguang (approximately RMB3,592,323, which, as of June 30, 2009, equaled approximately $525,916), and (iv) both MAIHESI and Guoguang agree to waive any claims and refrain from initiating any legal proceedings against the other party arising from or in connection with the terminated Agency Agreements. In addition, the Termination Agreement contains other covenants, agreements and default and confidentiality provisions customary to agreements of this nature.

Due to PRC regulatory restrictions on foreign investment in the advertising industry, we operate our business in China through TJ YSLD, MAIHESI and YSLD.   Our relationships with these operating affiliates and their shareholders are governed by a series of contractual arrangements that allow us to effectively control and derive a substantial portion of the economic benefits from them. Accordingly, we treat TJ YSLD, MAIHESI and YSLD as VIEs and have consolidated their financial results in our financial statements in accordance with generally accepted accounting principles in the United States.  In August 2009, the Company began consolidating Chinese operations under one operating entity, YSLD.  Through this process, the Company will terminate certain agreements with the Chinese operating companies and subsequently dispose of certain subsidiaries that no longer have an operating function.  In doing so the Company expects to reduce administrative efforts and costs.

Business Strategy

Our objective is to become a dominant advertising company focused on targeting the affluent and middle class consumers in China by developing an inventory of advertising assets that target key affluent lifestyle indicators such as car ownership and airline travel.  To date the Company has acquired exclusive advertising rights for the Hainan Airline group’s airline magazine and two radio channels operating in Tianjin and Xi’an.  The strategy has a key focus on the radio advertising sector which has been underutilized and undervalued in the PRC.  As car ownership in China continues to expand (China is currently the largest new car market in the world), the Company plans to promote radio advertising in the PRC as a media targeting the affluent and middle class consumers until it becomes a top marketing medium comparable to television, outdoor advertising, the Internet and print.  Our plan to achieve this objective involves five key strategic principles:

I.
Develop Scale of Inventory:  We intend to acquire additional advertising assets / inventory that has a common thread of targeting key lifestyle trends of the rapidly growing affluent and middle class of China.  The key lifestyle predictors the Company is focused on are car ownership, airline travel and real estate ownership.

Our plan calls for the expansion of media assets in three key areas:

a.	Radio advertising assets;
b.	Airline magazine advertising assets; and
c.	Real estate focused opportunities

Radio Advertising

Our radio expansion strategy is to efficiently establish a national radio network.  The Company believes a national network can be built through a combination of a few large regional channels and a few city level channels.   The Company faced some adversity in the process as management decided to abandon radio projects in Beijing and Shenzhen due to market conditions; however, we are committed to the radio advertising market and believe a new strategy focused on steady growth will outperform the original strategy of rapid inventory expansion.

As part of the process, we continuously explore new acquisitions of radio advertising time with keen focus on existing sales levels, cost of acquisition, expected time to breakeven and overall potential of the channel.

We expect to generate revenue growth from building inventory of radio advertising minutes and improving the utilization rate of those acquired minutes and benefiting from increased advertising rates that we can charge for those minutes.

The Company currently controls 19,710 minutes of radio advertising in Tianjin and 19,710 minutes in Xi’an.  The stations have a combined reach of over 18 million people.

Airline magazine advertising

Our airline based advertising business expansion strategy is to focus on securing additional exclusive rights for airline magazines on other airlines.  The Company identified some large and small airlines that use exclusive agents for their advertising sales.  Management believes exclusive sales contracts for these airlines will become available in the coming year.  The Company’s airline based growth strategy is limited by a) the number of airline magazines available in the market and b) the cost of acquiring exclusive rights to the airline magazines.

We expect to generate revenue growth from not only building inventory but also improving the number of pages sold and increasing the per page rate charged.

Real estate focused opportunities

The Company has relationships with top real estate organizations in China, including both developers and real estate agents.  As property ownership is a top 5 affluent lifestyle predictor, the Company is exploring opportunities to leverage existing relationships to develop additional opportunities to target China’s affluent and middle classes.

For the immediate operations of the business, the Company will leverage these relations and look to act as an agent for other media companies.  In these cases the Company will sell other media on behalf of the other media companies.   We expect to generate revenue and profit growth while further developing our relationships.

II.
Focus Short Term Efforts on Improving Existing Sales:  Our business has an existing revenue stream; however, there is considerable unsold advertising inventory.  We do not sell over 50% of the available inventory for sale.  Management plans to focus on increasing inventory utilization and in turn growth in profits as most costs are fixed.  The Company will focus immediate attention on improving sales by:

a.	Creating a database of customers from radio and airline advertising that can be used to cross sell across media types;
b.	Implementing active training programs for all sales people;

c.	Reviewing and refining pricing and discounting policies;
d.	Tracking inventory utilization and providing improved information to the sales force; and
e.	Implementing incentive plans that effectively motivate the sales team.

The Company believes it is imperative to improve existing sales efforts to reach a quick cash flow neutral position.

III.
National Sales Effort:  As local sales efforts are being improved, the Company expects to build the next generation sales force.  The Company anticipates the new sales force will be led by a seasoned media sales executive and focus on:

a.	Promoting the value of using targeted media to reach consumers in China;
b.	Specifically promote the value of radio versus other media platforms; and
c.	Promoting the value of Legend Media as innovator in targeted media in China.

The advertising industry in China is young and rapidly developing.  Airline magazine advertising works well within the current paradigm as print media has been developed in the market.  Radio needs to be developed and we anticipate our new sales force will become industry promoters.  We expect they will take the lead with major brands and advertising companies on promoting the “value proposition” of radio advertising.  We believe our national sales team will be in the position to close sales with major national brands as the message is delivered and if and when interest for radio increases.  As described above, we do not plan to launch an active national promotion until a critical mass of inventory is acquired because we believe early promotion will drive up the cost of the acquired inventory and bring competitors into the space.

IV.
Promote the Radio Channels and Influence Content:  Legend Media does not intend to be a content company but expects to help radio channels better understand consumers’ expectations.  In doing so, we expect both radio channels and Legend Media will benefit.  Further, Legend Media intends to work with radio stations to promote them through active community outreach programs and events.  The radio stations need to use the “interactivity” of radio to promote the stations and ultimately increase advertising value.  Legend Media plans to be an active consultant to radio stations on how to implement such strategies.  Currently, in the Chinese radio market, radio stations are not actively promoted through other channels such as outdoor advertising or event promotion.  Legend Media views the promotion of radio stations as a key to long term success of the business.

V.
Find a Use for Unsold Inventory:  We estimate China’s radio advertising industry operates at an inventory utilization rate (sold minutes divided by the total available advertising minutes) of less than 25%.  Exact numbers are hard to determine as the industry’s reporting structure is poor.  Our management is looking to alternative strategies to use the unsold minutes without disrupting Legend Media’s core business of radio advertising sales.  The Company is cautious when using price to increase utilization as it is likely to reduce overall value of the industry.  The Company plans to look at several alternative uses of the unsold inventory including:

a.
Partnering with alternative media companies, such as mobile phone short message service (“SMS”)\marketing companies to promote the SMS service while building a direct marketing solution.  The SMS partner would be a strategic addition as it could also provide increased interactivity to the radio content and advertising content;

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

Market Overview

China’s economy is rapidly expanding and is not forecasted to slow down in the foreseeable future

From 2002 to 2008, China’s economy grew at a compound annual growth rate of 16.4% reaching US$4.4 trillion in 2008 and became the third largest economy in the world behind the United States and Japan.   Looking forward, Goldman Sachs raised its China growth forecast to 8.3 percent for 2009 and 10.9 percent for 20101.  The rapid expansion in China's economy led to increased affluence and the rise of the middle class in China.

o	By 2015, it is estimated there will be 27 million households in the PRC earning over RMB100,000 (approximately $14,650 at current exchange rates), growing to 41 million households by 2025;
o
In 2006, the PRC had 310,000 US$ millionaires and that number is estimated to reach 609,000 by 2011, the highest number in the world and primarily consisting of first generation of US$ millionaires; and

o	By 2011, it is estimated there will be 16 million high net-worth individuals in the PRC with $6.2 trillion in total assets.[2]

The expanding personal wealth of the Chinese population is creating the world’s largest consumer market.  In 2008, the PRC’s retail sales grew 22% to RMB10.9 trillion (US$1.6 trillion).

China’s emergence as the world’s fastest growing and potentially largest retail market is driving international and domestic brands to shift strategic focus away from mature markets and towards brand building in China.  The result has been tremendous growth in the overall advertising market in China.

China’s advertising market is rapidly expanding

In 2007, China’s media expenditures hit RMB197.5 billion (US$28.9 billion at current exchange rates) and are forecasted to exceed RMB287.9 billion (US$42.2 billion at current exchange rates)3 by 2009.  2007’s percentage change, compared to 2006, was 18.3% and 2008 compared to 2007 is expected to be approximately 22.0% (2008 reports are still not issued).   In 2009, the market has struggled but is showing signs of rebounding as summer ends.  Though forecasted growth for 2009 varies widely by source, management expects a steady improvement through the holiday season with a return to historical growth by mid to late 2010.

1 http://www.chinadaily.com.cn/bizchina/2009-05/15/content_7780182.htm
2 “HSBC joins race to cash in on China's new millionaires “, Reuters March 31, 2008
3“This Year, Next Year China Media Forecasts 2008,, GroupM

China is one of the most, if not the most, challenging markets in the world.  Similar to the United States, China is large with cultural diversity within its borders.  China can be viewed as a collection of diverse and complex markets each with populations exceeding most countries.  The complexity in the market creates challenges for new and existing brands. We expect that brands, international and domestic alike, will continue to invest in advertising in China as they look to expand ways to reach and engage customers.

Expected trend toward targeted media

Management believes there are several pressure points that will create a shift of how advertising dollars are spent in China:

1.	Advertising cost per thousand impressions will continue to rise;
2.	A majority of China’s population live in rural areas and have minimal disposable income;
3.	Consumer package goods companies will be able to tap a larger market in China but most new entrants are looking to target the affluent and middle class;
4.	The affluent and middle class will drive consumption while remaining a small percentage of the population;
5.	UBS economist Jonathan Anderson estimates that of the 1.3 billion Chinese, only 70 million have the income level to support a significant level of consumption[4].

Management expects advertisers to shift towards efficiency versus reach.  We expect brands to spend more per thousand impressions but buy fewer impressions.  To do so the brands will look to media platforms that have specific demographics and psychographics that skew to the lifestyles of the affluent.

Air travel based marketing (back of seat airline magazines)

Travel is a key lifestyle indicator of the affluent in China.  69% of China’s affluent consumers view domestic travel as a priority for spending free time and disposable income.  75% of this group view outbound travel as a priority.   17% of China’s affluent say travel is important to social status in China.5  The conclusion is simple:   China’s affluent consumers can be targeted on airplanes and at airports.

China is the number one new car market in the world - radio advertising is underutilized, undervalued and an opportunity

While the overall advertising industry has exploded, the radio industry has fallen behind posting 2007 revenue of $426 million.6  Radio advertising as a percentage of total advertising in China is currently 2.6% and is forecasted to improve to 3.5% by 2009.7  Even by 2009, the ratio is predicted to fall short of the worldwide average of 8.1% and those of the United States, 11.8%, and Western Europe, 5.6%.  Also, while GDP of the United States is 4.3 times that of China’s, radio advertising spending in the United States is 52.4 times that of China’s, at US$22 billion in 2007.

The combined impact of macro level influences is the expectation that radio advertising in China has explosive growth ahead of it as it commercializes.

Adding to the opportunity in the radio industry is relative low cost compared to alternative media.  2007 average cost per 1,000 impressions was $0.78 while TV, outdoor, newspapers and magazines cost advertisers materially more.8  The relatively low cost provides radio with an added value proposition to attract new customers to the industry.  Further, we expect the relatively low cost provides additional revenue growth opportunities for us as rates will increase over time as they become more in line with alternatives.

4  Bowring, P. (2007, April 11). China’s Middle Class: Not What You Think It Is. Retrieved from www.asiasentinel.com
5  MasterCard Worldwide and HSBC (Second Quarter 2007 and Third Quarter 2007”). Insights. Retrieved from  www.masterintelligence.com;
6 “Global Entertainment and Media Outlook 2007-2011,” PriceWaterhouseCoopers
7 “This Year, Next Year China Media Forecasts 2008,” GroupM
8 Source:  Internal estimates based on data from ZenithOptimedia and  National Bureau of Statistics of China

The radio advertising industry’s forecasted growth is also driven by the increased mobility of the Chinese population.  Currently, there are over 28 million privately owned vehicles in China.  This number is expected to increase to over 48 million by 2010.9  Increased car ownership also gave rise to radio listenership and the importance of radio as a means to reach the affluent class in China.  As with the United States, which has a radio advertising industry valued at US$22 billion, China’s radio industry should increasingly become a larger portion of total advertising spending as car ownership grows.  The increased number of cars and the resulting increase in traffic will provide advertisers a way to reach consumers in a captive environment with a chance for repetitive messaging.  Management expects the coming five years to have the largest growth rate of radio advertising sales in the history of China.

Products and Services

Legend Media currently sells radio and airline magazine advertising.  We have the exclusive rights to manage and sell 80 pages per month of advertising for Hainan Airline Group’s back of seat magazine.  We also have the exclusive rights to manage and sell 108 minutes of advertising per day or 39,420 minutes per year.  The exclusive rights to sell advertising also extend to program sponsorship which provides additional revenue opportunities.  The minutes are distributed between our Tianjin based channel, FM 92.5, and our Xi’an based channel, FM 95.5.

We maintain offices in Beijing, Shanghai, Qingdao, Haikou, Sanya, Xi’an and Tianjin. The Company manages the products as one advertising business.

Legend Media does not plan on entering the content development business but does have access to helping the stations gear content towards listeners’ needs and expectations.  Content production is expensive and adds an unnecessary level of complexity when management is focusing on steady inventory expansion. At this time, management has no expectations of entering the content production business but prefers the role of advisor and influencer.

Customers
Legend targets international, national and regional brands.  Our focus has been on real estate, automobiles and financial services, the largest of which is the real estate sector which accounts for 67% of our revenue to date.  The automobile industry and financial service sectors account for 31% combined.  Our customers are top tier advertisers and include Imported Volkswagen Car Co., Ltd., China Construction Bank Co., Ltd. Tianjin Branch, Tianjin Wanke Realestate Co., Ltd. and Tianjin Xingguang Canlan Entertainment Co., Ltd.

Customers purchase radio advertising either directly from us or through an advertising agent.

Management began to establish relationships with tier 1 advertising agencies in China and plans to use them to acquire new customers at the point Legend Media has a significant inventory base.  Management plans to expand our real estate advertising client base while balancing the sector mix with additional automobile, consumer goods, and financial services brands.  The Company relies on the real estate industry, and our large customers are associated with that industry.  A significant downturn in the real estate market and the subsequent loss of a few of our larger customers would have a material adverse effect on our business.  Management looks to diversify our customer base to minimize the impact of any one industry or customer group on the overall performance of our business.

Competition

Our business is subject to significant competition, mostly from alternative media such as TV and Internet.  We believe our ability to effectively target car owners and air travelers provides an advantage over alternatives and in turn over our competitors.

Air travel focused

While we have limited competition on Hainan Airline Group’s airplanes we compete with the larger airline groups including Air China and China Eastern.  Further, Air Media is an air travel focused media company and competes for customers looking to reach air travelers.

9 National Bureau of Statistics of China, Xinhua Economic News, Google Finance and internal calculations

Radio Advertising

The radio advertising industry is highly fragmented and has not had a dominant national force as of yet.  While there is competition amongst radio advertising sales companies, the Company views its competition as coming from alternative advertising media, especially outdoor advertising.  As radio is only 2.6% of the advertising industry in China, the primary competition issue is one of promoting the value proposition of radio advertising versus the alternatives.  One of Legend Media’s key strategic goals is to market the industry as a whole to maximize the value of the industry.

Currently, hundreds of companies sell radio advertising.  The most successful of which is the agency owned by the Beijing Radio Station, China’s number one radio station.  Outside of Beijing Radio Station, the four largest competitors to Legend Media are expected to be Yuan Chuan Radio, based in Shanghai, Beijing Universal Chief Advertising, based in Beijing, Simulcast (a joint venture between Beijing Radio and Phoenix Satellite TV), based in Beijing, and Xinhua Sports and Entertainment Limited, based in Beijing.  We believe the market remains wide open for a dominant market leader as the largest of the competitors only controls an estimated 350,000 minutes annually.

Sales and Marketing

The Company views all employees as part of our sales and marketing effort as our purpose is to sell radio advertising.  The organization is structured along those lines with the view that every point of contact from the first to invoicing is a chance to exceed customer expectations and encourage future sales.

As of October 12, 2009, we have a staff of 58 with 34 dedicated to sales and all of which are full time.  Each member of the team focuses his efforts on a specific radio channel while being managed by a common executive across the enterprise.

Legend Media also has sales and marketing relationships that help the sales process by using existing relationships to promote the Company’s advertising inventory.  These customers are also added to the group level customer management system to achieve maximum service levels and cross selling opportunities.

Seasonality

The advertising industry in China is seasonal and, for the most part, tracks consumer spending and the resulting advertising trends.  The advertising cycle in China typically peaks toward the end of each calendar year with a decline during January and February due to the Chinese Lunar New Year.  Currently, the biggest seasonal impact on advertising is the Chinese Lunar New Year as the market is still developing and less impacted by other seasonal influences that impact the advertising industry as a whole.

Government Regulation

The PRC government views the media industry as one of national importance.  This means the media industry is extensively regulated, including  radio, television, newspapers, magazines and advertising. The regulations imposed structure our decisions and the Company is committed to following all imposed regulations.

Key regulations relevant to the Company’s activities in China are:

o
Laws and regulations that govern investments of capital, especially foreign capital, in the media industry.  Under the PRC laws, “foreign” includes Hong Kong, Taiwan and Macau.  As a result of the restrictions, we operate our business in China through a series of contractual arrangements which provide effective control over the PRC entities without direct ownership;

o	Laws and regulations specifically related to advertising as whole and radio advertising specifically; and
o	Regulations on foreign currency exchange.

Limitations on Foreign Ownership in the Advertising Industry

The principal regulations governing foreign ownership in the advertising industry in China include:

o	Catalogue for Guiding Foreign Investment in Industry (2004); and
o	Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

These regulations set the guidelines by which foreign entities may directly invest in the advertising industry.  The regulations require foreign entities that directly invest in China’s advertising industry to have at least two years of direct operations in the advertising industry outside of China.  Further, since December 10, 2005, 100% ownership in Chinese advertising companies is allowed, but a foreign company must have at least three years of direct operations in the advertising industry outside of China.

Because we have not been involved in advertising outside of China for the required number of years, our domestic PRC operating subsidiaries, which are considered foreign invested, are currently ineligible to apply for the required advertising services licenses in China.  Our PRC operating affiliates hold the requisite licenses to provide advertising services in China and are owned or controlled by PRC citizens designated by us.  Our radio advertising business operates in China though contractual arrangements with consolidated entities in China.  The Company, Legend (Beijing) Consulting Co. Ltd, and Legend (Beijing) Information and Technology Co., Ltd have entered into a series of contractual arrangements with our PRC operating affiliates and their respective shareholders under which:

o	We exert effective control over the PRC operating affiliates;
o	A substantial portion of the economic benefits of our PRC operating affiliates will be transferred to us; and
o	We consolidate the results in our financial statements.

Our PRC legal counsel reviews all agreements entered into in China.  Our PRC counsel structured the PRC based business and advised the Company regarding (i) the ownership structure to operate in China and comply with existing PRC laws and regulations  and (ii) whether the contractual arrangements between Legend (Beijing) Consulting Co., Ltd and Legend (Beijing) Information and Technology Co., Ltd, and their respective PRC affiliates and PRC shareholders, are valid, binding and enforceable.

Our PRC counsel advised us there are uncertainties regarding the interpretation and application of current and future PRC laws and regulations.  For that reason, there can be no assurance the PRC regulatory authorities will not in the future take a view contrary to that of our PRC counsel.  Further, PRC counsel also advised we could be subject to severe penalties if the PRC government determines the agreements establishing the structure for operating our PRC advertising business do not comply with PRC government restrictions on foreign investment in the advertising industry.

Regulations on the advertising industry

The principal regulations governing the PRC advertising industry include the:

•	Advertising Law promulgated by the National People’s Congress on October 27, 1994;

•	Administration Regulations of Advertising Industry, promulgated by the State Council on October 26, 1987; and

•
Implementation Rule of Advertising Industry Administration, or the Implementation Rule, promulgated by the State Administration for Industry and Commence on January 9, 1988, amended in 1998, 2000 and 2004, and effective as of January 1, 2005.

The regulations stipulate companies engaging in advertising activities must obtain from the State Administration for Industry and Commerce ("SAIC"), or its local branches, a business license which includes operating an advertising business within its business scope. A company conducting advertising activities without such license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operation.  The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation.

We do not expect to encounter any difficulties in maintaining our business licenses. Each of our affiliated PRC companies obtained such a business license as required by PRC regulations.  We work with various advertising agencies and to the best of our knowledge these advertising agents also have the required business licenses as required by PRC law, although it is possible one or more them may not be in compliance at any given time.  We will terminate any relationship deemed to be with an entity that is not properly licensed per the PRC’s regulations.

Advertising content

PRC advertising laws and regulations set forth content requirements for advertisements in China, which include prohibitions on, among other things, false or misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisements for anesthetic, psychotropic, toxic or radioactive drugs are prohibited. It is prohibited to disseminate tobacco advertisements via radio, film, television, newspapers or magazines. It is also prohibited to display tobacco advertisements in any waiting lounge, theater, cinema, conference hall, stadium or other public area. There are also specific restrictions and requirements regarding advertisements that relate to patented products or processes, pharmaceuticals, medical instruments, agrochemicals, foodstuff, alcohol and cosmetics. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals advertised through radio, film, television, newspapers, magazines, out-of-home and other forms of media, together with any other advertisements subject to censorship by administrative authorities according to relevant laws and administrative regulations, must be submitted to relevant administrative authorities for content approval prior to dissemination.

Advertisers, advertising operators and advertising distributors are required by PRC advertising laws and regulations to ensure the content of the advertisements they prepare or distribute are true and in compliance with applicable law. In providing advertising services, advertising operators and distributors must review the prescribed supporting documents provided by advertisers for advertisements and verify the content of the advertisements comply with applicable PRC laws and regulations. In addition, prior to distributing advertisements for certain commodities which are subject to government censorship and approval, advertising distributors are obligated to ensure such censorship performed and approval obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC or its local branches may revoke violators’ licenses or permits for advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business.

The radio industry is plagued by airing of what are termed “medical advertisements” or advertisements that promote products with claims of specific medical benefits.  The Chinese regulatory body has taken notice of these advertisements and such added review led to the prohibition of such advertisements.  Though prohibited, these advertisements still are estimated to account for more than 45% of the revenues generated by the radio advertising industry.  Further, these advertisements, in most cases outside of tier 1 cities, represent the majority of revenues for radio channels.  As such, the local authorities have taken a passive approach to enforcement and allowed channels to continue to air the advertisements.  Not allowing such would result in radio industry crisis and the inability of many stations to cover expenses.  Though passively enforced, it is believed over the coming years the regulatory body will become stricter and look to eliminate such advertisements.

Legend Media and our affiliates are committed to the direction set forth by the regulatory body and do not sell or air “medial advertisements.”  However, with expansion the Company expects it may encounter new relationships with radio stations and other advertising companies resulting in airing of such restricted content.  The Company’s management has a strict policy of not selling such advertisements but accepts the terms of future relationships may require such advertisements to be aired as the Company works to eliminate and replace the advertisements with unrestricted content.

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

We began operations in China in February 8, 2008 and had our first month of revenue in June 2008.  We entered into two Memoranda of Understanding in February 2008 and closed our first acquisition in May 2008 for radio advertising inventory for a radio channel in Tianjin, China.  We secured our radio advertising minutes in Beijing in July 2008.  As such, we have a very limited operating history upon which you can evaluate the viability and sustainability of our business and its acceptance by advertisers and consumers. It is also difficult to evaluate the viability of radio advertising in China because the industry is still underdeveloped and we do not have the experience to know how the radio advertising industry will develop in China.   In addition, due to our short operating history in China and recent additions to our management team, some of our senior management and employees have only worked together at the Company for a relatively short period of time. As a result, it may be difficult for you to evaluate the effectiveness of our senior management and other key employees and their ability to address future challenges to our business.

We have expanded our scope of operations to include airline magazines and plan to further expand our scope to include media that specifically targets the affluent of China.

Our business previously focused on radio advertising sales but due to market conditions and other factors we expanded our strategy to include media that targets lifestyle trends of the affluent and middle class.  In November 2008, we closed a transaction by which we gained exclusive rights to sell advertising for the 4th largest airline group in China.  We are repositioning the Company away from solely a radio advertising company and towards a broader media company that targets affluent consumers.  If we do not effectively manage our re-positioning we could impact the overall expected performance of the business.  Further, we are not sure how the market will react to a broadening of our media offerings.  Any failure to efficiently or effectively manage this growth of our operations may limit our future growth and hamper our business strategy.

Our failure to maintain relationships with radio stations and specific radio channels would harm our business and prospects.

Our ability to generate revenues from advertising sales depends on our ability to air advertisements on radio channels.  Our ability to place advertisements on specific radio channels in large part is related to our ability to secure and maintain exclusive sales agreements with radio channels in China.  This, in turn, requires we develop and maintain business relationships with national, regional and local radio stations as well as with national and local government agencies.  As of June 30, 2009, we were in control of 54 minutes of radio advertising per day in Tianjin, China and 54 minutes in Xi’an, China.  In total, the Company controls 108 minutes of inventory per day, or 39,420 minutes per year.  We have entered into three exclusive advertising agency arrangements with different entities.  We cannot assure you we can maintain these relationships on satisfactory terms, or at all.  If we fail to maintain relationships with radio stations we would be at risk of losing our rights to be the exclusive advertising agent for the respective channel.  In turn, we would lose inventory and be unable to satisfy our customers’ advertising needs.

Our failure to maintain our relationship with the airline magazine would harm our business and prospects.

Our ability to generate revenues from airline magazine advertising sales depends on our exclusive right to sell and manage advertising for the Hainan Airline Group’s airline magazine.   We cannot assure you we can maintain the relationship with the airline on satisfactory terms, or at all.  If we fail to maintain relationships with the airline we would be at risk of losing our rights to be the exclusive advertising agent for the magazine.  In turn, we would lose the inventory and be unable to satisfy our customers’ advertising needs.  Any failure to maintain this relationship on a satisfactory level would severely impact our revenue and materially impact our ability to continue to operate.

We derive nearly all of our revenues from the sale of advertising, and advertising is sensitive to overall economic trends, domestic consumption trends and advertising trends.

Demand for the Company’s various advertising assets, and the resulting advertising spending by our customers, is sensitive to changes in general economic conditions and specifically to changes in overall advertising spending.  It is likely that a decline in overall advertising spending in China will have a greater impact on radio advertising as it is deemed non essential and as such customers will shift a larger portion of spending to primary media such as television.  Advertisers may reduce their investment in advertising for any number of reasons, including:

o	a general decline in economic conditions in China that impact the growth of domestic consumption in China;

o	a decline in economic conditions in the cities where we maintain radio advertising operations;

o	a decline in retail sale growth in China is likely to reduce the number of new brands trying to enter the market;

o	a decision by customers to shift advertising investment from radio and print to other available advertising media;

o	a decline in advertising spending in general; or

o	an overall decrease in advertising investment in China.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period in the future.

Our quarterly operating results are difficult to predict and may fluctuate significantly based on the seasonality of consumer spending and corresponding advertising trends in China.  Revenues of our business are largely dependent on overall advertising expenditures.  Overall advertising in China tends to decrease during January and February each year due to the Chinese Lunar New Year holiday.  We also expect to experience fluctuations around overall commercial slowdowns which can be influenced by external influences.  As radio is a support medium to other advertising media, our operating results are likely to fluctuate as overall advertising spending decreases.  The reduction in overall advertising spending in the market is likely to cause advertisers to shift their marketing mix and, in turn, reduce the percentage of advertising spending on radio advertising.  As a result, you may not be able to rely on period to period comparisons of our operating results as an indication of our future performance.  A large portion of costs are fixed thus, if our revenues for a particular quarter are lower than expected, we may be unable to reduce our operating expenses for that quarter by a corresponding amount, which would harm our operating results for that quarter relative to our operating results from other quarters.

Our business has been impacted by global economic conditions and a corresponding decrease in global advertising spending, which may adversely affect our financial condition, results of operations and cashflow from operations.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recessions in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for Western and emerging economies. These conditions, combined with declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of capital has been and may continue to be adversely affected.  Concern about the stability of markets generally and the strength of counterparties specifically led many lenders and institutional investors to reduce, and in some cases, cease providing credit to businesses and consumers, as well as increase the cost of lending. These factors led to a decrease in spending by businesses and consumers alike, and to a decline in global advertising and media spending. Furthermore, bank borrowings are an import source of our liquidity. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, the liquidity and financial condition of our customers, and in turn impact our accounts receivable, and our ability to raise capital needed to expand the business.

Our independent registered public accounting firm added an emphasis paragraph to their audit report contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 describing an uncertainty related to our ability to continue as a going concern.

Due to our continued losses and limited capital resources, our independent registered public accounting firm issued a report that describes an uncertainty related to our ability to continue as a going concern. The auditors’ report discloses that we did not generate significant revenues during the fiscal year ended June 30, 2009, we incurred a net loss of approximately $6,425,846, and consumed cash in operating activities of approximately $2,873,355. These conditions raise substantial doubt about our ability to continue as a going concern and may make it difficult for us to raise capital. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

One of our directors and our CEO, Ju Baochun, beneficially owns a significant number of shares of our common stock which will have an impact on all major decisions on which our shareholders may vote and which may discourage an acquisition of the Company.

          Ju Baochun, one of our directors and our CEO, currently owns approximately 56% of our outstanding common stock. As a result, Mr. Ju has the ability to significantly impact virtually all corporate actions requiring shareholder approval, including the following:

•	election of directors;

•	amendment of organizational documents;

•	merger of our company or the sale of our assets or other corporate transactions; and

•	control the outcome of any other matter submitted to the security holders for vote.

The interests of Mr. Ju may differ from the interests of our other shareholders. Further, Mr. Ju's beneficial stock ownership may discourage potential investors from investing in our common stock due to the lack of influence they could have on our business decisions, which in turn could reduce our stock price.

If advertisers or the listening public do not accept, or lose interest in, our radio advertising, our revenues may be negatively affected and our business may not expand or be successful.

China’a radio advertising industry is small and underdeveloped compared to alternative advertising media including television, outdoor, Internet, newspapers and magazines.  We compete with these media and others for advertising spending of our current and prospective customers.  Our success depends upon the emergence of radio as a viable messaging medium, the continued increase in listenership and ultimately the broader acceptance of radio by the advertisers themselves.  Advertisers may elect not to invest in radio advertising as a whole or not use our specific services.  If a substantial number of advertisers lose interest in advertising on the radio or on our channels specifically, we will be unable to generate sufficient revenues and cash flows to operate our business, and our financial condition and results of operations would be materially and adversely affected.

If advertisers lose interest in print media or air travel based media, our airline magazine advertising revenues may be negatively affected and our business may not expand or be successful.

The air travel advertising industry in China is still developing.  Although there has been support for air travel based advertising as well as print media in general, there is no certainty this will continue.  We compete with all platforms and media types for a share of advertising spending of our current and prospective customers.  Our success depends upon print and air travel based media continuing to develop and garner support from the advertising community.  If a substantial number of advertisers lose interest in advertising in airline magazines, we will be unable to generate sufficient revenues and cash flows to operate our business, and our financial condition and results of operations would be materially and adversely affected.

The process of building a relationship with a  radio channel and then gaining exclusive rights to their advertising inventory can be time consuming and requires resources, mostly management’s time and attention, from which we may be unable to recognize the anticipated benefits.

Our business plan depends largely on our ability to gain exclusive rights to radio channels across China.  The process depends on our ability to establish relationships with local, regional and national radio stations which control up to 10 radio channels.  Establishing these relationships and securing exclusive rights to radio advertising inventory can be lengthy and often not result in securing of the exclusive rights.  We often need to convince radio stations about the benefit of partnering with us to ensure they maximize the value of their individual channels and station as a whole.  We invest considerable time and effort into the process but a radio station may decide not to partner with us.  If a majority of targets decide not to partner with us, we will not be able to grow our business or revenues as planned.

The acquisition of additional exclusive radio advertising inventory requires significant up front costs that may not be immediately recoverable.

Once we sign a contract with a radio channel to acquire the exclusive sales and marketing rights for its advertising inventory, we immediately deposit up to 25% of the first year's contract price.  Such deposits are usually held for the term of the contract and roll-over as contracts are renewed.  Further, we often have to establish a new sales office to handle the new contract.  Such deposits and investments usually come months before any revenue is generated by the new contact.  We may also experience further delays in revenue generation, if any, due to deployment delays or difficulties in selling advertising time to new or current advertisers to be aired on the new radio channels acquired.

The acquisition of additional exclusive radio advertising inventory may result in the Company placing advertisements that are restricted.

The acquisition of new advertising inventory either through new contracts with channels or the acquisition of competing businesses may result in the Company placing advertisements that are restricted by the regulatory body.  An estimated 40% to 50% of current radio advertising in China is sold to companies placing “medical advertisements.” These advertisements are restricted and per the regulatory body may not be aired without prior approval by relevant government authorities.  However, local regulatory bodies have overlooked strict enforcement so far due to concerns strict enforcement may lead to a financial crisis in the radio industry.   As we expand our inventory we are likely to be in a situation where an acquisition and / or radio channel has existing sales derived from such advertisements.  The Company plans to eliminate such advertisements but may not be able to immediately as many of these advertisements are content substitutes which will require the channels replace the content prior to eliminating the advertisements.  Further, the Company, as part of negotiations with radio channels, may offer a timed removal of the advertisements as they often provide an existing source of revenue that can not be immediately replaced and that offsets the immediate costs associated with a new contract.  The Company, as a core principle, will follow all applicable advertising laws; however, the Company also accepts the need at times to phase the restricted advertisements out versus an immediate removal.

There are no guarantees the regulatory body will not immediately eliminate all such restricted advertisements.  If the Company through acquisitions and new contacts implements a phase out approach to such advertisements, a change in regulatory action would adversely impact the result of the Company.  The Company does not currently sell any such restricted advertisements.

We face significant competition from alternative advertising media, and if we do not compete successfully against new and existing competitors, we may not be able to execute on our plan, and our profitability may be adversely affected.

The radio industry in China is underdeveloped and for the most underutilized by advertisers in the market.  We compete first and foremost with alternative advertising media to increase the level of investment in radio advertising in China.  We compete with other mobile digital television advertising companies and new media advertising companies in China.  Further, if the radio advertising industry expands as expected in the coming years, the Company is likely to face new competitors focused on selling radio advertising.  We compete for advertising customers primarily on the basis of cost per impression and reach of the radio channels we have under contract.  Specifically in the radio advertising industry we compete with Yuan Chuan Radio, Beijing Universal Chief Advertising, Simulcast, Beijing Radio Station, Xinhua Finance Media Unlimited and numerous other smaller radio advertising companies.  We also face competition from radio stations that establish their own sales networks.  The Company views its primary competition as coming from other advertising media, such as television, outdoor, newspapers, magazines and the Internet.  The alternative media have already established a stronger presence in China and have a far more comprehensive and organized sales effort.

Further, we may also face competition from new entrants into radio advertising.  Though we are working to acquire a significant amount of exclusive radio advertising minutes, the total amount of radio advertising inventory in China is approximately 80 million minutes.  The vast amount of minutes across China means that as radio becomes a more viable advertising medium, there will be plenty of inventory available for competitors looking to enter the market.  Therefore, we cannot assure you we will succeed in executing on our plan of gaining a market leading amount of advertising under contract at very attractive rates.

Increased competition could reduce our ability to secure new contracts for radio advertising, attract new customers and maintain our planned growth trajectory.  We cannot assure you we will successfully compete against new or existing competitors.

The airline magazine will continue to face competition from alternative print media as well as alternative platforms.  Further, the Company will find increasing competition from airport based advertising. Increased competition could impact our revenue and profit by driving prices down and costs up.

If we or someone else in the radio advertising industry does not “champion” the industry, we may not be able to execute on our sales plan, and our profitability may be adversely affected.

We believe the radio industry in China is underdeveloped and for the most part underutilized by advertisers.  As such, the industry will require a “champion” to promote the inherent benefits of adding radio advertising to existing marketing activities.  Companies in China, to date, have not adopted radio as part of their advertising plan as companies have done in other parts of the world.  For the industry to meet the more aggressive growth forecasts, we believe the medium as a whole will have to become a larger part of the marketing spending by larger advertisers in China.  We expect to take an active role in championing the industry but accept that this will require an investment of time and resources.  There are no guarantees our effort to promote the radio advertising industry will be successful in attracting an increased market share of radio advertising.  We cannot assure you we will be able to efficiently or effectively promote the radio advertising industry to become a larger portion of the total advertising spending.  Any failure to effectively develop the radio advertising industry may materially and adversely affect our business and future growth.

Acquisitions of existing radio advertising businesses and new exclusive contracts with radio channels may expose us to potential risks and have an adverse effect on our ability to manage our business.

Selective acquisitions and new deals directly with radio channels form a major part of our strategy to expand our business.  As we are presented with appropriate opportunities, we may acquire additional businesses or exclusive contracts for radio advertising that are part of our core business.  Our integration of the acquired entities and contacts into our business may not be successful and may not enable us to expand into new markets.  This would significantly affect the expected benefits of these acquisitions.  Moreover, the integration of new acquisitions has required, and will continue to require, significant attention from our management. Future acquisitions will also likely present similar challenges.

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

Although we conduct due diligence with respect to the major acquisitions we have undertaken and expect to do so with respect to future acquisitions, we may not be aware of all of the risks associated with the targets of such acquisitions.  Any discovery of adverse information concerning any company we acquired could have a material adverse effect on our business, financial condition and results of operations. While we are entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

Failure to manage our growth could strain our management, operational and other resources and we may not be able to achieve anticipated levels of growth in the new networks and media platforms we are beginning to operate, either of which could materially and adversely affect our business and growth potential.

We have expanded our operations and plan to continue to expand in China.  We must continue to expand our operations to meet our plan and the expected needs of the emerging radio advertising industry.  We must continue to sign new contracts for the exclusive rights to radio advertising inventory across China.  We also need to take advantage of the current environment that provides the opportunities to enter into such agreements.  Our expansion has resulted, and will continue to result, in substantial demands on our management's resources. It has also increased our need for a reliable supply of management to handle the sales and marketing activities needed in the expanding markets.  To manage our growth, we must develop and improve our existing administrative and operational systems and, our financial and management controls and further expand, train and manage our work force.  We may not be able to manage our current or future expansion as it extends beyond our base of operations in Beijing, China.  We cannot assure you we will be able to efficiently or effectively manage the growth of our operations, recruit top talent and train our personnel. Any failure to efficiently manage our expansion may materially and adversely affect our business and future growth.

Our business depends substantially on the continuing efforts of our key executives. Our business may be severely disrupted if we lose their services.

Our future success heavily depends upon the continued services of our key executives, particularly Ju BaoChun our Chief Executive Officer, and Jeffrey Dash, our Chief Financial Officer.  We rely on the expertise of our key executives in business operations and the advertising industries and on their relationships with our stockholders, business partners and regulators. If one or more of our key executives is unable or unwilling to continue in his present positions, we may not be able to replace them easily or at all. Therefore, our business may be severely disrupted, our financial condition and results of operations may be materially and adversely affected and we may incur additional expenses to recruit and train personnel.

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

We cannot be certain our radio advertising content or other aspects of our business do not or will not infringe upon patents, copyrights or other intellectual property rights held by third parties. Although we are not aware of any such claims, we may become subject to legal proceedings and claims relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may impact our ability to place advertisement for our customers or in substantial monetary liabilities, which may materially and adversely disrupt our business.

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

We will require additional cash to make acquisitions, secure new radio advertising inventory and achieve our business plan.  We plan to expand through new contracts and acquisitions.  We have identified many targets but still many have not been identified.  The Company will need additional capital to execute its current business plan.  The cost of acquisitions and the cost of signing new contracts for radio advertising is not known until the opportunities are analyzed, due diligence has commenced and negotiations are underway.  The Company will need to raise additional capital to expand at its planned rate. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We may not be able to obtain financing in amounts or on terms acceptable to us, if at all. As a result, our operating results and financial condition could be adversely affected.

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

We cannot assure you financing will be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us could have a material adverse effect on our liquidity and financial condition.

We have limited insurance coverage for our operations in China.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance products. We determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities, equipment and office furniture, the cost of insuring for these risks, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in China.  Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

Risks related to the regulation of our business and to our structure

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in the advertising industry, we could be subject to severe penalties.

The PRC government requires foreign entities that invest in PRC companies providing advertising services to have at least two years of direct operations in the advertising industry outside of China.  We recently entered the radio advertising industry and have not operated any advertising business outside of China and therefore, we do not qualify to directly invest in or provide advertising services in China.  We are a Nevada based company with subsidiaries in the British Virgin Islands and Hong Kong and therefore treated as foreign entity under Chinese law.  Accordingly, our China based subsidiaries Legend (Beijing) Consulting Co., Ltd and Legend (Beijing) Information and Technology Co., Ltd are currently ineligible to apply for the required licenses to provide advertising services in China.  Our business is currently operated through our contractual arrangements with our consolidated affiliated entities, TJ YSLD and MAIHESI.  Both TJ YSLD and MAIHESI are currently owned by Ju Baochun and Xue Wei and hold the requisite licenses to provide advertising services in China.

TJ YSLD and MAIHESI directly operate our advertising business, sell advertising to our customers and enter into sales and marketing agreements with radio stations.  We have been and will continue to depend on the two PRC companies to operate and build our business.  We do not have any equity interest in TJ YSLD and MAIHESI, but receive the economic benefits of ownership through contractual arrangements.  We entered into contractual arrangements with PRC operating affiliates and their respective subsidiaries, pursuant to which we, through our PRC operating subsidiaries, provide technical support and consulting services to our PRC operating affiliates and their subsidiaries. In addition, we made agreements with our PRC operating affiliates and each of their shareholders which provide us with the substantial ability to control these affiliates and their existing and future subsidiaries.

If we, or our existing or future PRC operating subsidiaries and affiliates, are found to violate any existing or future PRC law or regulation or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the SAIC, which regulates the registration and operation of advertising companies, would have broad discretion in dealing with such violations, including:

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

We rely on contractual arrangements with several affiliated PRC entities and their respective shareholders to operate our advertising business in China.  Our contractual arrangements may not be as effective in providing us with control over our PRC operating affiliates and their subsidiaries as direct ownership. If we had direct ownership of our PRC operating affiliates and their respective subsidiaries, we could exercise our rights as a shareholder to effect changes in the board of directors of those companies, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, as a legal matter, if our PRC operating affiliates or any of their subsidiaries and shareholders fails to perform its or his respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you to be effective.  For example, if shareholders of TJ YSLD refused to transfer equity interests in TJ YSLD to us or our designated persons when we exercise the purchase option pursuant to these contractual arrangements, or if the shareholders were otherwise to act in bad faith toward us, then we may have to take legal action to compel them to fulfill their contractual obligations.  Accordingly, it may be difficult for us to change our corporate structure or to bring claims against our PRC operating affiliates if they do not perform their obligations under their contracts with us or if any of the PRC citizens who hold the equity interest in our PRC operating affiliates do not cooperate with any such actions.

Many of these contractual arrangements are governed by PRC laws and provide for resolution of disputes through arbitration in Hong Kong. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC laws. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. If we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected

Our contractual arrangements with our subsidiaries and affiliated entities may be subject to scrutiny by the PRC tax authorities and a finding we owe additional taxes, could substantially increase our taxes owed, and reduce our net income.

Under applicable PRC laws, rules and regulations, arrangements and transactions among related parties may be subject to audits or challenges by the PRC tax authorities.  We are not able to determine whether any of these transactions will be regarded by the PRC tax authorities as arm’s length transactions.  Based on our knowledge, the PRC tax authorities have not issued a ruling or interpretation in respect of the type of transaction structure similar to ours.  The relevant tax authorities may determine our contractual relationships were not entered into on an arm’s length basis.  If any of the transactions are determined not to have been entered into on an arm’s length basis, or are found to result in an impermissible reduction in taxes under PRC law, the PRC tax authorities may adjust our profits and losses and assess more taxes on it. Further, the PRC tax authorities may impose late payment surcharges and other penalties for underpaid taxes. Our business may be  materially and adversely affected if tax liabilities increase or if it is found to be subject to late payment surcharges or other penalties.

Our PRC affiliated entities are beneficially controlled by Ju BaoChun, the Company’s largest shareholder, and the Chairman and CEO of the Company, which means our business depends on our continued relationship with Mr. Ju. Mr. Ju may have potential conflicts of interest with us, and we may not be able to enter further agreements to extract economic benefits from these entities, which may materially and adversely affect our business and financial condition.

Our operating entities in China, due to regulatory restrictions, are owned by Ju BaoChun and related parties to him.  These entities have contractual relationships that provide effectively all of the economic benefit to the Company.  Conflicts of interests between Mr. Ju’s roles as beneficial owner of the PRC operating companies and the Company may arise. We cannot assure you conflicts of interest will not arise between the Mr. Ju and minority shareholders.  In addition, any such conflict may breach or cause the operating companies to breach or refuse to renew the existing contractual arrangements that allow us to effectively control PRC companies and receive economic benefits from them.  If Mr. Ju chose to leave the Company and / or we could not resolve any such disputes Mr. Ju we would have to rely on legal proceedings, the outcome of which is uncertain and which could be disruptive to our business.

Our business operations may be affected by legislative or regulatory changes.

Changes in laws and regulations or interpretations therein, or the enactment of new laws and regulations governing placement or content radio advertising, our business licenses or otherwise affecting our business in China may materially and adversely affect our business prospects, expansion plans and results of operations. For example, the PRC government promulgated regulations allowing foreign companies to hold a 100%-interest in PRC advertising companies starting from December 10, 2005.

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

While the Chinese economy has grown significantly in the past 30 years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us.  For example, our financial condition and results of operations may be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.  At the same time, the very same policies can generate opportunity as the government works to spread the wealth more evenly across China.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value.  Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations.  However, since the PRC legal system continues to evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us.  For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract.  However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems.  These uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation.  Further, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the advertising industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors, including you.  In addition, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

You may experience difficulties effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws, against us, our management or the experts named in this Annual Report on Form 10-K.

We conduct substantially all of our operations in China and a substantial portion of our assets are located in China. In addition, most of our senior executive officers reside within China.  As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of civil judgments of court.

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

Under the SAFE regulations, PRC residents who make, or previously made, direct or indirect investments in a SPV will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of a SPV is required to file with the local branch of SAFE, with respect to that offshore company, any material change involving capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long term equity or debt investment or creation of any security interest over the assets located in China. If any PRC shareholder fails to make the required SAFE registration, the PRC subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their PRC subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We cannot assure you all of our stockholders who are PRC residents will comply with or obtain any registrations or approvals required under these regulations or other related legislation. It is unclear how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. The failure or inability of our PRC resident stockholders to comply with these regulations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our ability to inject additional capital into our PRC subsidiaries, to make distributions or pay dividends, or materially and adversely affect our ownership structure. If any of the foregoing events occur, our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

If any of our PRC affiliates become the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy those assets, which could reduce the size of our advertising network and materially and adversely affect our business, ability to generate revenues and the market price of our common stock.

To comply with PRC laws, rules and regulations relating to foreign ownership restrictions in the advertising business, we currently conduct our operations in China through contractual arrangements with TJ YSLD and MAIHESI, its shareholders and subsidiaries. As part of these arrangements, TJ YSLD and MAIHESI hold some of the assets that are important to the operation of our business. If any of these entities become bankrupt and all or part of their assets become subject to liens or rights of third party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If TJ YSLD or MAHESI, or any of their subsidiaries, undergo a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third party creditors may claim rights to some or all of their assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, our ability to generate revenues and the market price of our common stock.

The PRC tax authorities may require us to pay additional taxes in connection with our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China.

Our operations and transactions are subject to review by the PRC tax authorities pursuant to relevant PRC laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, in the case of some of our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China, we cannot assure you the PRC tax authorities will not require us to pay additional taxes in relation to such acquisitions, in particular where the PRC tax authorities take the view that the previous taxable income of the PRC affiliates of the acquired offshore entities needs to be adjusted and additional taxes be paid. In the event the sellers failed to pay any taxes required under PRC law in connection with these transactions, the PRC tax authorities might require us to pay the tax, together with late-payment interest and penalties.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all our revenues in Renminbi.  Under our current corporate structure, our income is primarily derived from dividend payments from our PRC subsidiaries TJ YSLD and MAIHESI.  Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency-denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from SAFE or its local branch is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Fluctuations in exchange rates could result in foreign currency exchange losses.

The exchange rate between the Renminbi and the U.S. dollar, Euro and other foreign currencies is affected by, among other things, changes in China’s political and economic conditions.  Since July 2005, the Renminbi is no longer pegged solely to the U.S. dollar. Instead, it is reported to be pegged against a basket of currencies, determined by the People’s Bank of China.  Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band. This change in policy has resulted in significant appreciation of the Renminbi against the U.S. dollar.  The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Renminbi against the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future which will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

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

Furthermore, the EIT Law and implementation regulations provide an income tax rate of 10% is normally applicable to dividends payable to non-PRC enterprise investors which are derived from sources within China, although such income tax may be exempted or reduced pursuant to a tax treaty between China and the jurisdictions in which our non-PRC enterprise stockholders reside. If we were considered a PRC resident enterprise under the EIT Law, our non-PRC enterprise investors who are deemed non-resident enterprises may be subject to the EIT at the rate of 10% upon the dividends payable by us or upon any gains realized from the transfer of our common shares, if such income is deemed derived from China, provided that (i) such non-PRC enterprise investors has no establishment or premises in China, or (ii) it has establishment or premises in China but its income derived from China has no real connection with such establishment or premises.

If we are required under the EIT Law to withhold income tax on dividends payable to our non-PRC enterprise stockholders or any gains realized from the transfer of our common shares, the value of your investment may be materially and adversely affected.

Our subsidiaries and affiliated entities are subject to restrictions on paying dividends and making other payments to us.
We are a holding company incorporated in Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries and affiliated entities. As a result of our holding company structure, we currently rely entirely on dividends from our subsidiaries in China after they receive payments from our consolidated affiliated entities, TJ YSLD and MAIHESI, under various service and other contractual arrangements. However, PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries and consolidated affiliated entities in China are also required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. Furthermore, if our subsidiaries or consolidated affiliated entities in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or any of our subsidiaries in China are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stocks.

Any future outbreak of severe acute respiratory syndrome or avian flu in China, or similar adverse public health developments, may severely disrupt our business and operations.

From December 2002 to June 2003, China and other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. Since September 2003, however, a number of isolated new cases of SARS have been reported, most recently in central China in April 2004. During May and June 2003, many businesses in China were closed by the PRC government to prevent transmission of SARS. In addition, many countries, including China, have encountered incidents of the H5N1 strain of bird flu, or avian flu. This disease, which is spread through poultry populations, is capable in some circumstances of being transmitted to humans and is often fatal. A new outbreak of SARS or an outbreak of avian flu may result in health or other government authorities requiring the closure of our offices or other businesses, including office buildings, retail stores and other commercial venues, which could reduce the number of people commuting and reduce the appeal of radio advertising.  Any recurrence of the SARS outbreak, an outbreak of avian flu or a development of a similar health hazard in China, may impact the economy, the advertising industry as a whole and the radio advertising industry specifically.  Such occurrences could severely impact the value of radio advertising, reduce the advertising time purchased by advertisers and severely disrupt our business and operations.

The new PRC Property Rights Law may affect the perfection of the pledge in our equity pledge agreements with our consolidated affiliated entities and their individual shareholders.

Under the equity pledge agreements among Legend (Beijing) Consulting Co., Ltd., Legend (Beijing) Information and Technology Co., Ltd. and our consolidated affiliated entities, TJ YSLD and MAIHESI, and their respective individual shareholders have pledged all of their equity interests therein to Legend (Beijing) Consulting Co., Ltd., and  Legend (Beijing) Information and Technology Co., Ltd., respectively, by recording the pledge on the shareholder registrars of the respective entities.  However, according to the PRC Property Rights Law, which became effective October 1, 2007, a pledge is not effective without being registered with the relevant local administration for industry and commerce. To our knowledge, no application for registration of share pledge was processed by the local administration for industry and commerce in Beijing and Tianjin, due to a lack of registration procedures.  TJ YSLD and MAIHESI will make efforts to register the equity pledge when the local administration for industry and commerce implements registration procedures.  We cannot assure you they will be able to register the pledges.  If we are unable to do so, the pledges may be deemed ineffective under the PRC Property Rights Law.  If any individual shareholder of TJ YSLD or MAIHESI breaches his or her obligations under the agreement with Legend (Beijing) Consulting Co., Ltd. and Legend (Beijing) Information and Technology Co., Ltd., respectively, there is a risk that Legend (Beijing) Consulting Co., Ltd. or Legend (Beijing) Information and Technology Co., Ltd. may not be able to successfully enforce the pledge and would need to resort to legal proceedings to enforce its contractual rights.

We may incur substantial administrative and staffing cost due to the promulgation of the newChina Labor Contract Law.

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

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or the MOC, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the SAIC, the China Securities Regulatory Commission and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective on September 8, 2006. Among other things, the regulations established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. If we grow our business in part by directly acquiring complementary businesses in the PRC. Complying with the requirements of these regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOC, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Risks Related to our Common Stock

There is not an active trading market for our common stock, and if a market for our common stock does not develop, our investors may be unable to sell their shares.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board (the  “OTCBB”) trading system. The OTCBB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The OTCBB tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTCBB as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

•	Lack of readily available price quotations;
•	Absence of consistent administrative supervision of “bid” and “ask” quotations;
•	Lower trading volume;
•	Market conditions;
•	Innovations or new products and services by us or our competitors;
•	Regulatory, legislative or other developments affecting us or our industry generally;
•	Limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;
•	Industry developments;
•	Economic and other external factors; and
•	Period-to-period fluctuations in our financial results.

In addition, the value of our common stock could be affected by:

•	Actual or anticipated variations in our operating results;
•	Changes in the market valuations of other companies operating in our industry;
•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Adoption of new accounting standards affecting our industry;
•	Additions or departures of key personnel;
•	Introduction of new services or technology by our competitors or us;
•	Sales of our common stock or other securities in the open market;
•	Changes in financial estimates by securities analysts;
•	Conditions or trends in the market in which we operate;
•	Changes in earnings estimates and recommendations by financial analysts;
•	Our ability to execute our business plan;
•	Operating results that fall below expectations;
•	Our failure to meet financial analysts’ performance expectations; and
•	Other events or factors, many of which are beyond our control.

In addition, the securities markets have experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

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

We do not anticipate declaring and paying dividends to our stockholders in the near future. It is our current intention to apply net earnings in the foreseeable future to the needs of our business. Prospective investors seeking or needing dividend income or liquidity from common stock should therefore, not purchase our common stock. There can be no assurance we will have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who do not intend to pay dividends on our common shares for the foreseeable future.

We cannot assure you we will list our common stock on NASDAQ or any other national securities system or exchange.

Although we intend to list our common stock on NASDAQ or the American Stock Exchange in the future, we do not currently meet the initial listing standards of either of those markets and cannot assure you we will be able to qualify for and maintain a listing of our common stock on either of those markets or any other stock system or exchange in the future. Furthermore, in case our application is approved, there can be no assurance that trading of our common stock on such market will reach or maintain desired liquidity. If we are unable to list our common stock on NASDAQ, the American Stock Exchange or another stock system or exchange, or to maintain the listing, we expect our common stock will be eligible to trade on the OTCBB, maintained by NASDAQ, another over-the-counter quotation system, or on the “pink sheets,” where an investor may find it more difficult, or impossible, to dispose of shares or obtain accurate quotations as to the market value of our common stock. Under such circumstances, the probability of reduced liquidity would hinder investors’ ability to obtain accurate quotations for our common stock, and our common stock could become substantially less attractive to investors.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on our common stock’s market price.

The trading market for our common stock will depend, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. Currently there is no coverage of our common stock and there is no guarantee securities analysts will cover our common stock in the future. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We have raised substantial amounts of capital in private placements, and if we fail to comply with the applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.
Our private placements consist of securities that were not registered under the Securities Act or any state “blue sky” law as a result of exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with any of such exemptive provisions, investors could have the right to rescind their purchase of our securities and sue for damages. If any investors were to successfully seek such rescission or prevail in any such suit, we could face severe financial demands that could have significant, adverse affects on our financial position. Future financings may involve sales of our common stock at prices below prevailing market prices on the OTCBB or exchange on which our common stock is quoted or listed at that time, as well as the issuance of warrants or convertible securities at a discount to market price.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares ..

The Securities Exchange Commission (the “SEC”) adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The last reported trade of the Company’s stock on the OTCBB was at a price below $5.00 per share, our common stock is considered a penny stock and there can be no assurance our common stock will ever trade at a price above $5.00 per share in the future. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

Item 1B.  Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Properties

We lease office space in the locations and on the terms described in the table below:

Location	Purpose	Approximate Size in Square Feet	Monthly Rent (USD)	Lease Expires*
Beijing, China	Headquarters	7,104	15,241	12/31/2009
Beijing, China	Finance and Accounting Office	2,000	4,656	6/30/2009	*
Tianjin, China	Area Sales and Marketing Office	3,300	4,400	11/1/2009
Shanghai, China	Area Sales and Marketing Office	1,350	6,234	1/9/2011
Haikou. China	Area Sales and Marketing Office	1,040	500	12/31/2009
Sanya, China	Area Sales and Marketing Office	926	307	10/4/2009	*
Qingdao, China	Area Sales and Marketing Office	678	1,098	3/15/2010
Shenzhen, China	Area Sales and Marketing Office	484	630	3/15/2009	*

* in cases where the leases have expired and have not been renewed, the Company operates on a month to month basis

Item 3. Legal Proceedings

The Company is, from time to time, involved in legal proceedings arising in the normal course of business. As of the date of this Annual Report on Form 10-K, the Company is not involved in any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCBB, as of September 26, 2007, and trades under the symbol “LEGE.”  No active public or private market developed for our common shares until February 12, 2008, after the merger with Well Chance.  The following table represents the high and low closing prices for our common stock on the OTCBB during the years ended June 30, 2009 and 2008.

	— Quarter Ended —
	30-Sep	31-Dec	31-Mar	30-Jun	Year
2009
Common stock price per share
High	$3.00	$1.50	$0.49	$0.51	$3.00
Low	$1.35	$0.28	$0.10	$0.12	$0.10

2008
Common stock price per share
High	n/a	n/a	$4.97	$4.79	$4.97
Low	n/a	n/a	$2.90	$2.40	$2.40

The quarterly highs and lows are based on daily market closing prices during each respective period.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of October 12, 2009, the closing sales price of our common stock was $0.27  per share on the OTCBB.

Stockholders

As of October 12, 2009, we had approximately 112,813,355 shares of common stock issued and outstanding, which were held by approximately 160 stockholders of record based upon the stockholder list provided by our transfer agent.

Dividend Policy

We do not intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for future operation and expansion. Any decision to declare and pay dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Item 6.   Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Legend Media for the year ended June 30, 2009 should be read in conjunction with Legend Media’s financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the "Risk Factors," "Special Note Regarding Forward Looking Statements" and "Description of Business" sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On January 31, 2008, we entered into the Share Exchange Agreement with Ms. Shannon McCallum-Law, the majority stockholder, sole director and Chief Executive Officer of the Company, Well Chance and the Well Chance Shareholder. Pursuant to the terms of the Share Exchange Agreement, we acquired all of the issued and outstanding shares of Well Chance's common stock for the issuance of 1,200,000 shares of our common stock to the Well Chance Shareholder on the basis of 1,200 shares of our common stock for every one share of Well Chance common stock held.

Concurrently with the closing of the transactions under the Share Exchange Agreement and as a condition thereof, Ms. McCallum-Law returned to us for cancellation 2,419,885 of the 5,119,885 shares of our common stock she owned. Ms. McCallum-Law was not compensated for canceling the shares. In addition, we issued 4,100,000 shares of our common stock to certain affiliates of Well Chance for $87,740 and 200,000 shares in exchange for consulting services performed in connection with this transaction. Upon completion of the foregoing transactions, we had an aggregate of 8,200,000 shares of common stock issued and outstanding.

Well Chance was incorporated under the laws of the British Virgin Islands as an International Business Company on February 22, 2005. Well Chance was formed to create a business that principally engaged in the development and management of a technology platform that deploys advertisements across its various advertising media.

We expanded our business in February 2008 to focus on building a consumer advertising network in the PRC focused on the Chinese radio advertising and air travel based advertising. We conduct our business operations through our 80% owned subsidiary   Legend (Beijing) Consulting Co., Ltd. and our wholly owned subsidiary Legend (Beijing) Information and Technology Co., Ltd., each of which are incorporated under the laws of the PRC.

As of October 12, 2009, we secured the exclusive rights to 39,420 minutes of radio advertising annually Tianjin and Xi’an.  The Company also has rights to sell advertising content for an airline magazine which has the potential to reach 20 million Chinese consumers.  Management has identified several other opportunities to acquire additional advertising rights and expects continued expansion of both air travel and radio advertising assets as well as other targeted media platforms in China.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Legend Media and its subsidiaries as follows:

Subsidiary	Place Incorporated	% Owned
Well Chance	United States	100
Legend Media Investment Company Limited	BVI	80
Three subsidiaries of Legend Media Investment Company Limited
Legend Media Tianjin HK Limited	Hong Kong	80
Legend Media (Beijing) Consulting Company Limited	PRC	80
Tianjin Yinse Lingdong Advertising Co., Ltd	PRC	80	*
News Radio Limited	BVI	100
Four subsidiaries of News Radio Limited
CRI News Radio Limited	Hong Kong	100
Legend Media (Beijing) Information and Technology Co., Ltd.	PRC	100
Beijing Maihesi Advertising International Co., Ltd.	PRC	100	*
Beijing Yinse Lingdong Advertising Co., Ltd.	PRC	100	*

*Variable Interest Entities: See heading entitled “Variable Interest Entities” below.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51" ("FIN 46"). In December 2003, the FASB modified FIN 46 (“FIN 46R”) to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, and on July 21, 2008, the Company purchased 100% of the common stock of News Radio Limited. Additionally, on November 28, 2008, the Company entered into and closed the Music Radio Acquisition Agreement with Well Chance, Music Radio Limited, , and the Music Radio Shareholders, pursuant to which the Company acquired control of YSLD, another VIE. Due to certain restrictions imposed upon Chinese advertising companies, direct investment and ownership of media and advertising companies in the PRC is prohibited. Therefore, the Company acquired control of TJ YSLD, and the Company acquired control of MAIHESI (through its purchase of News Radio Limited). The Company structured the Music Radio Limited and News Radio Limited transactions to comply with such restrictions.

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

Because the Company has not been involved in advertising outside of China for the required number of years, the Company’s domestic PRC operating subsidiaries, which are considered foreign-invested, are currently ineligible to apply for the required advertising services licenses in China.  The Company’s PRC operating affiliates hold the requisite licenses to provide advertising services in China and they are owned or controlled by PRC citizens designated by the Company.  The Company’s radio advertising business operates in China though contractual arrangements with consolidated entities in China.  The Company and its newly acquired PRC subsidiaries entered into contractual arrangements with TJ YSLD, MAIHESI and YSLD as well as their respective shareholders under which:

·	the Company is able to exert significant control over significant decisions about the activities of TJ YSLD, MAIHESI and YSLD,

·	a substantial portion of the economic benefits and risks of the operations of TJ YSLD, MAIHESI and YSLD have been transferred to the Company through a revenue assignment agreement, and

·	The equity owner of TJ YSLD, MAIHESI and YSLD does not have the obligation to absorb the losses of TJ YSLD, MAIHESI or YSLD.

As the Company is able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks have been transferred to the Company, it has determined that the advertising entities, TJ YSLD, MAIHESI and YSLD meet the definition of a VIE. Further, the Company is considered to be the primary beneficiary of the risks and benefits of equity ownership of TJ YSLD, MAIHESI and YSLD and thus consolidated these entities in its accompanying financial statements as of June 30, 2009.

Intangible Assets

Intangible assets consist of contract rights purchased in the acquisition of Legend Media Tianjin Investment Company Limited, the entity controlling the advertising rights to Tianjin FM 92.5, on May 30, 2008 and the acquisition of News Radio Limited, the entity controlling the advertising rights to Beijing FM 90.5 on July 21, 2008.   In July 2009, the Company terminated the Beijing FM 90.5 contract and on June 30, 2009 recognized an impairment loss for the entire amount of the intangible asset.    Further, the Company recognized an impairment loss on the Tianjin (see Long-Lived Assets).  Intangible assets consist of the following at the dates indicated:

	June 30,
	2009	2008

FM 92.5 Contract rights	$1,422,854	$2,174,428
Exclusivity agreement	7,388,731	6,999,353
	8,811,585	9,173,781
Less Accumulated amortization	(1,517,496)	(128,471)
Intangibles, net	$7,294,089	$9,045,310

The FM 92.5 contract rights primarily arise from an exclusive contract acquired in connection with the acquisition of Legend Media Tianjin Investment Company Limited, which is amortized over the 31 month contract period, from June 1, 2008, the first day of operations by the Company, based on the duration of the existing advertising agreement that expired December 31, 2008 plus renewal of the advertising agreement. The agreement was renewed on January 1, 2009.  The contract is with Tianjin FM 92.5 and provides exclusive rights to 54 advertising minutes per day or 19,710 minutes per year. The channel is Beijing-based and through a relay facility airs in Tianjin. Legend Media’s contract is with the Beijing channel’s exclusive agent, which has a national exclusive contract with the channel. The exclusive agent subcontracted the rights for the Tianjin market to Legend Media. The value was derived as the net present value of the contract’s earnings before interest, tax, depreciation and amortization (“EBITDA”) over the contract’s expected term from May 30, 2008 through December 31, 2010, using a 15% discount rate. The change in value of the FM92.5 contract and the exclusivity agreement from June 30, 2008 to December 31, 2008 is a result of foreign currency translation at each balance sheet date and a reallocation of the value between these two intangible assets subsequent to June 30, 2008.  At the May 30, 2008 purchase date, the Company initially applied a 10% discount rate to calculate the net present value of the FM 92.5 contract’s EBITDA. However, the Company subsequently determined a 15% discount rate more accurately reflects the rate of return the Company expects to earn on the contract, which resulted in a contract value of $1,709,888.   The $1,709,888 was reduced by $201,524 on June 30, 2009 to recognize an impairment after forecasting the remaining value of the agreement through December 31, 2010.

Amortization expense on this contract for the year ended June 30, 2009 was $656,597.

The remainder of the purchase price of $7,388,731 was allocated to an Operating Agreement among Legend Media (Beijing) Consulting Co., Ltd., TJ YSLD and Ju Baochun (the "Music Radio Operating Agreement"), entered into in connection with the Music Radio Share Purchase Agreement. Mr. Ju, through a company he owns and operates, is the 80% owner of Music Radio Limited, which is the 20% owner of the post-acquisition VIE, TJ YSLD Pursuant to the terms of the Music Radio Operating Agreement, TJ YSLD and Mr. Ju are prohibited from:

·	Borrowing money from any third party or assuming any debt;

·	Selling to any third party or acquiring from any third party any assets, including, without limitation, any intellectual rights;

·	Granting any security interests for the benefit of any third party through collateralization of TJ YSLD's assets;

·	Assigning to any third party the Music Radio Operating Agreement; and

·	Selling, transferring and disposing of any license held by TJ YSLD.

Amortization expense on this contract for the year ended June 30, 2009 was $732,428.

The FM 90.5 contract rights capitalized in July 2008 and impaired on June 30, 2009 primarily relate to an exclusive contract acquired in connection with the acquisition of News Radio Limited which is being amortized over the 48-month contract period, beginning July 1, 2008. The contract was with the Beijing FM 90.5 radio station and provides 126 advertising minutes per day or 45,990 minutes per year. Amortization expense on this contract for the year ended June 30, 2009 was $241,678 and included in amortization expense in the accompanying consolidated statements of operations and other comprehensive income (loss). See Note 12.

Amortization expense for the Company’s intangible assets for the years ended June 30, 2009 and 2008 was $1,630,702 and $0, respectively.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104. The Company purchases (i) advertising inventory in the form of advertising airtime, the unit being minutes, from radio stations and (ii) advertising pages from airline magazines. The Company then distributes these minutes and pages under various sales agreements. We recognize advertising revenue over the term of each sales agreement, provided evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.   Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions.  Barter revenue for the years ended June 30, 2009 and 2008 was $3,247,565 and $111,833, respectively.   Barter expense for years ended June 30, 2009 and 2008 was $2,205,597 and $80,494, respectively.   Under PRC regulations, the Company must pay certain taxes on revenues generated. These taxes include:

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

Cost of Revenue

The Company expenses advertising costs monthly according to the terms of the underlying contracts. The contract is expensed evenly over the term of the agreement from the date advertising is first expected to take place. As the advertising inventory does not carry forward, all minutes are expensed whether sold or not.  Cost of revenue for the years ended June 30, 2009 and 2008 was $5,115,998 and $2,789,490, respectively.

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities”, which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.   . This statement will not have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS 163”).The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this statement, issued by enterprises included within the scope of Statement No. 60. Accordingly, this statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of FASB Statement No. 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement will not have an effect on the Company’s financial statements.

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

In April 2008, the FASB issued FSP 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. This statement will not have an impact on the Company’s financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” ("FSP 157-3") which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the financial position or results for the year ended June 30, 2009.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred.  The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP FAS 157-4 is to applied prospectively with retrospective application not permitted and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt FSP FAS 157-4. We are currently evaluating FSP FAS 157-4 but do not believe that it will have a significant impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”) which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted SFAS 165 during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE. SFAS 167 also requires additional disclosures about a company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and the Company is currently assessing the impact of adopting SFAS 167.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the first quarter of 2010 fiscal year, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Results of Operations

The exchange of shares with the Well Chance Shareholder in February 2008 was accounted for as a reverse acquisition of the Company under the purchase method of accounting because Well Chance obtained control of the Company. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity at the time.  Subsequently, the Music Radio Acquisition Agreement, leading to the control of YSLD in November 2008, was accounted for similarly to a pooling of interest as there was common control.  Therefore, the Company's historical financial information includes that of YSLD.

Comparison of the Fiscal Years Ended June 30, 2009 and June 30, 2008

The following table sets forth the results of our operations for the years indicated as a percentage of revenues:

	2009		2008
	Amount	% of Revenue	Amount	% of Revenue
	(in dollars, except percentages)

REVENUE	$9,990,373	100.0%	$4,726,040	100.0%

COST OF REVENUE	5,115,998	51.2%	2,789,490	59.0%

GROSS PROFIT	4,874,375	48.8%	1,936,550	41.0%

OPERATING EXPENSES	10,315,141	103.3%	2,884,724	61.0%

LOSS FROM OPERATIONS	(5,440,766)	(54.5)%	(948,174)	(20.0)%

OTHER EXPENSE, NET	(579,870)	(5.8)%	(469,328)	(9.9)%

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,020,636)	(60.3)%	(1,417,502)	(29.9)%

PROVISION FOR INCOME TAXES	411,425	4.1%	132,419	2.8%

NET LOSS ATTRIBUTABLE TO LEGEND MEDIA, INC. COMMON SHAREHOLDERS	(6,425,846)	(64.3)%	(1,540,484)	(32.6)%

OTHER COMPREHENSIVE INCOME AND (LOSS)
Foreign currency translation adjustment	(72,717)	(0.7)%	97,363	2.1%

COMPREHENSIVE LOSS	$(6,498,563)	(65.0)%	$(1,443,121)	(30.5)%

Revenues.  Our revenue included revenues from sales radio advertising and airline magazine advertising.  During the fiscal year ended June 30, 2009, we had revenues of were $9,990,373 compared to revenues of $4,726,040 for the fiscal year ended June 30, 2008, an increase of $5,264,333. The increase is attributable to the increase in sales of both airline magazine advertising and radio advertising, with airline magazine advertising sales driving a majority of the growth.  Details of the changes for the fiscal years ended June 30, 2009 and 2008 are as follows:

			Change
	2009	2008	Amount	%
	(in dollars, except percentages)
Revenue
Airline magazine advertising sales	$7,201,535	$3,532,822	$3,668,713	103.8%
Radio advertising sales	2,788,838	1,184,174	1,604,664	135.5%
Other product lines	0	9,044	(9,044)	*
	$9,990,373	$4,726,040	$5,264,333	111.4%
*not meaningful

Management believes sales will continue to build as we expand our sales efforts and look for opportunities with larger scale.

Cost of Sales.      Cost of revenue increased to $5,115,998 for the year ended June 30, 2009, compared to $2,789,490 for the year ended June 30, 2008, an increase of $2,326,508 or  83.4%.  The majority of the increase is a result of the expansion of the Company’s radio advertising inventory.  The airline magazines costs also increased but at a much slower rate.  The details for fiscal years ended June 30, 2009 and 2008 are as follows:

			Change
	2009	2008	Amount	%
	(in dollars, except percentages)
Cost of Revenue
Airline magazine advertising	$2,783,148	$1,916,972	$866,176	45.2%
Radio advertising	2,332,850	659,813	1,673,037	253.6%
Other product lines	-	212,705	(212,705)	*
	$5,115,998	$2,789,490	$2,326,508	83.4%
* not meaningful

The increase in radio advertising costs increase is largely a result of expanding inventory.  Since July 1, 2008, the Company signed three contracts for additional radio advertising minutes.  The increase in airline magazine costs can be attributed to (i) increased advertising inventory and (ii) the costs to print magazines, which are paid by the Company.   Management expects costs to lower in the coming quarter as the Company works to restructure existing contracts.  The costs that remain fixed are expected to grow slowly in the coming quarters as a large portion of the costs are fixed.   If the Company contracts for additional advertising assets the costs of revenues will increase more rapidly than currently expected.

Gross Profit.  Gross profit was $4,874,375 for the fiscal year ended June 30, 2009 as compared to $1,936,550 for the fiscal year ended June 30, 2008, an increase of $$2,937,825 or 151.7%.  The overall gross profit increase for the fiscal year ended June 30, 2009 is attributable to a significant increase for the airline magazine advertising sales product line offset by a year over year decrease for the radio advertising sales product line, the details of which are as follows:

			Change
	2009	2008	Amount	%
	(in dollars, except percentages)
Gross Profit
Airline magazine advertising	$4,418,387	$1,615,850	$2,802,537	173.4%
Radio advertising	455,988	524,361	(68,373)	*
Other product lines	-	(203,661)	203,661	*
	$4,874,375	$1,936,550	$2,937,825	151.7%

*not meaningful

Radio advertising’s year over year decrease is attributable to the increase of fixed costs versus the previous year.  The expansion of the radio business, a key strategic objective, requires the increase of fixed costs for media assets.  The Company purchases radio advertising minutes on a "use it or lose it" basis which means a large portion of costs of revenue are fixed.  Management is working to restructure existing contracts and add more cost advantageous contracts in the coming quarters; management expects radio advertising gross profit to improve as sales improve and fixed costs are reduced.

The gross margin for the years ended June 30, 2009 and 2008 are  48.8% and 41.0%, respectively.  As with the overall gross profit, the gross margin decrease was the product of an improved airline magazine advertising margin offset by a decrease of the radio advertising product line, the details of which are as follows:

	2009	2008	Change
Gross Margin
Airline magazine advertising	61.4%	45.7%	15.6%
Radio advertising	16.4%	44.3%	(27.9)%
Other product lines	-	(2,251.9)%	*
	48.8%	41.0%	7.8%

Management expects margins to quickly improve for the radio advertising product line as sales increase and fixed costs are reduced.  The airline magazine gross margin is also expected to increase as a large portion of direct costs are fixed.

Operating Expenses.   Operating expenses increased to $10,315,141 for the year ended June 30, 2009, as compared to $2,727,413 for the year ended June 30, 2008.  The increase is related to (a) increased selling, general and administrative expenses, (b) increased amortization expenses,  (c) goodwill impairment and (d) losses related to the termination of contracts.   The following table summarizes the year over year increases.

	2009	2008	Change
Selling, General and Administrative	$6,912,125	$2,727,413	$4,184,712
Depreciation and amortization expense	1,659,823	131,418	1,528,405
Goodwill impairment	1,061,562	0	1,061,562
Loss on termination of contracts	692,811	0	692,811
Loss (gain) on disposal of fixed assets	(11,180)	25,893	(37,073)
	$10,315,141	$2,884,724	$7,430,417

Selling, general and administrative expenses increased to $6,912,125 for the year ended June 30, 2009, as compared to $2,727,413 for the year ended June 30, 2008, an increase of $4,184,712 or 153.4%.  The increase is due to the overall expansion of the business and the resulting expansion of selling costs, staff costs and other overhead.  Selling expenses increases accounted for 70% or $2,9136,332 of the year over year difference.  The increase is a combination of increased marketing costs associated with promoting the business in China and the increased selling costs associated with the revenue growth.   These costs will continue to raise as the business grows albeit at a slower growth rate.  General and Administrative expenses increased by $1,271,079.   As a percentage of revenue, General and Administrative expenses dropped from 38.4% of revenue for the year ended June 30, 2008 to 30.9% for the year ended June 30, 2009.   The dollar increase is largely attributable to the expansion of the China operations.  Further, the year ended June 30, 2009 was the first full year operating as a public Company; professional services increased by $172,154 .  The Company expensed $294,705 related to the vesting of options to purchase common stock during  year ended June 30, 2009.   Management expects selling, general and administrative expenses to grow as the business expands.  As a percentage of revenue, we believe selling, general and administrative will steadily decrease as some of the costs will not need to increase to handle future growth.

Depreciation and amortization increased to $1,659,823 for the year ended June 30, 2009, as compared to $131,418 for the year ended June 30, 2008, an increase of $1,528,405.  The majority of the difference is related to a $1,502,232 increase of amortization expense related to intangible assets.   With the impairment charges taken for the year ended June 30, 2009, management expects a decrease in amortization.

Goodwill impairment of $1,061,562 and loss on termination of contracts of $692,811 was recorded for the year ended June 30, 2009.   The majority of these expenses are related to the July 2009 decision to terminate the exclusive sales contract for the Beijing FM 90.5 channel which was acquired July 21, 2008.

Loss from Operations. As a result of the above, loss from operations totaled $5,440,766 for the year ended June 30, 2009 as compared to loss from operations of $948,174 for the year ended June 30, 2008, a difference of $4,492,592. As a percentage of revenues, loss from operations was (54.5)% for the year ended June 30, 2009, as compared to (20.1)% for the comparable period ending June 30, 2008.

Non-operating Expense. Non-operating expense for the fiscal years ended June 30, 2009 and 2008 was $579,870 and $469,328, respectively.  The difference, $110,542, can be largely attributed to an increase of interest expense.

 Income (Loss) before Provision for Income Taxes. As a result of the foregoing, loss before provision for income taxes was $6,020,636 for the year ended June 30, 2009 as compared to a loss of $1,417,502 for year ended June 30, 2008, a decrease of $4,603,134.

Net Loss attributable to Legend Media, Inc. common shareholders.   As a result of the foregoing and the net loss attributable to the noncontrolling interest, net loss attributable to Legend Media, Inc. common shareholders increased to $6,425,846 for the year ended June 30, 2009 as compared to a net loss of $1,540,484 for the year ended June 30, 2008, a decrease of $4,885,362.  The respective net margins are (64.3)% and (32.6) % for the years ended June 30, 2009 and 2008, respectively. The loss for the year ended June 30, 2009 was mainly due to the increase of fixed advertising costs related to the radio advertising product line, less than expected radio advertising sales, the overall increase in selling, general and administrative expenses, goodwill impairment and the losses on the disposal of contracts.  Management believes the Company's operations will generate net income at an increasing rate due to fixed nature of many of the expenses and expectations of continued revenue growth.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Years ended June 30,
	2009	2008

Net cash used in operating activities	$(2,873,355)	$(267,964)
Net cash used in investing activities	(1,769,082)	(465,831)
Net cash provided by financing activities	1,434,066	3,923,709
Effect of exchange rate changes on cash and cash equivalents	5,215	18,485
Net increase (decrease) in cash and cash equivalents	(3,203,156)	3,208,399
Cash and cash equivalents at the beginning of year	3,372,499	164,100
Cash and cash equivalents at the end of year	169,343	3,372,499

Operating Activities

Net cash used in operating activities was $2,885,334 in the year ended June 30, 2009 compared with net cash used in operating activities of $267,964 in the year ending June 30, 2008. Our revenues have not reached a level sufficient to support our operations.  We funded our losses through available cash in part from the issuance of Series A convertible preferred stock.

Cash flows from Investing and Financing Activities

Cash used in investing activities in the year ended June 30, 2009 was $1,759,082 compared with $465,831 for the comparable period for the previous year and consisted primarily of a $740,010 payment against amounts due for the acquisition of Legend Media Tianjin Investment Company and a $749,990 payment against amounts due for the acquisition of News Radio Limited.  Cash provided by financing activities was $1,450,343 for the year ended June 30, 2009.  The cash provided by financing activities was obtained by the issuance of $2,000,000 in its Series A convertible preferred stock to Maoming China Fund and $60,513 of contributed capital from payment of obligations by shareholders, offset by $360,000 in repayments on notes payable and $250,170 in dividends paid to the shareholders of YSLD as part of the Music Radio Acquisition Agreement.  Although the business is expected to develop and generate an increasing amount of cash, the Company may have to raise additional funds to finance any continued losses and the existing commitments.  The Company has outstanding notes payables of $431,733 which are due; $375,733 of which amount is a loan from a related party, RMK Emerging Growth Fund LP, from which the Company expects to receive continued support and extension.  As of June 30, 2009, no demand letters for payment have been received by the Company.  Further, the Company will have to raise additional funds to finance further expansion in China.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Foreign Exchange Rates

All of our sales are denominated in Renminbi or other currencies. As a result, changes in the relative values of U.S. Dollars, Renminbi and other currencies affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates, particularly between the U.S. dollar and Renminbi, affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange rate risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into Renminbi, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of stockholders' equity. We recorded net foreign currency gain of $4,826 and net foreign currency loss of $0 in the years ended June 30, 2009 and 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is Renminbi. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. To the extent we hold assets denominated in U.S. dollars, any appreciation of the Renminbi against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of Renminbi against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in the Company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

Item 8.  Financial Statements and Supplementary Data

See "Index to Financial Statements" beginning on page F-1 below for our financial statements included in this Form 10-K.

Item 9. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) for us. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, have concluded that (a) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Certifying Officers' are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.  The Certifying Officers' evaluation of our internal control over financial reporting concluded that they were effective and that there have been no occurrences during the period covered by this Annual Report on Form 10-K that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Attestation Report by Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

(f) Certifications

We have attached as exhibits to this annual report on Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer, which are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. We recommend that this Item 8A(T) be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Identity and Background of our Executive Officers and Directors

The following individuals serve as our directors and/or executive officers, as indicated:

Name	Age	Position
Ju BaoChun	39	Chief Executive Officer and Director
Jeffrey Dash	40	Chief Financial Officer and Director
Xin Jin	39	Director
Ivan Qi	46	Director
Julien Moulin	31	Director

Ju Baochun, age 39, has been our Chief Executive Officer since August 26, 2009 and a Director since December 22, 2008.   Mr. Ju is a Chinese entrepreneur with over 11 years of experience in the Chinese advertising industry.  Since 2001, Mr. Ju has been the chief executive officer of HTLG, a company primarily dedicated to developing the radio advertising market and the airline magazine advertising industry. He has personally led the initiative to secure the exclusive advertising rights for several radio channels and airline magazine. Prior to joining HTLG, Mr. Ju held numerous positions in the Chinese advertising industry, including with Beijing Jin Shi Advertising, a company primarily engaged in advertising for TV stations, and Beijing Wen Shi Advertising, a company primarily engaged in marketing and sales services.

Jeffrey Dash has been our Chief Financial Officer and a director since February 2008 and served as our Chief Executive Officer from February 1,  2008 until August 26, 2009.  He has spent his career building businesses and has held positions in Germany, Switzerland, Czech Republic and Russia.  Mr. Dash has over 16 years of finance and operation experience.  Since August 2007, Mr. Dash has been working as a consultant and developing the business plan for Legend Media.  He was employed by Xyience Incorporated, a consumer packaged good company from May 2006 to May 2007.  From May 2001 to April 2006, Mr. Dash worked for Viking River Cruises where he held numerous positions including President of U.S. Division, Managing Director of the European division in Germany and Senior Vice President of Worldwide sales and marketing.

Jin Xin, age 38, is a Chinese management executive with extensive experience building sales organizations for multiple location operations. From September 2000 to October 2008, Mr. Jin worked for Beijing Huayuan Real Estate Co. Ltd., a real estate sales and development company, where he the majority of time served as Deputy General Manager and Director.  Since November 2008, Jin Xin has provided consulting services to the Company as an independent consultant.   Jin Xin became a director on December 21, 2008.

Ivan Qi, age 46, is one of three managing partners of Maoming Investment Manager Ltd., an investment management company investing globally in listed and unlisted companies with a significant focus on Chinese companies.  He has served in this position since August 2005.  In May 1995 he co-founded StarCapital Corp, a privately held project development company and held the position of President.  Prior to StarCapital Corp, Mr. Qi held positions with Chase Manhattan Bank, Swiss Bank Corp and Moore Capital Management.   He graduated from The Cooper Union with a degree in Electrical Engineering (BS) and received his MBA in Finance from Hofstra University in New York. Mr. QI became a director on September 15, 2008.

Julien Moulin, age 31, is co-Founder of Maoming Investment Manager Ltd., an investment management company investing globally in listed and unlisted companies with a significant focus on Chinese companies. He has served as Managing Partner of Maoming Investment Manager Ltd. since February 2006.  From October 2004 to December 2007, Mr. Moulin was the investment adviser of the Global China Fund, a European-based investment fund focusing on identifying undervalued Chinese companies.  From September 2003 to June 2004, Mr. Moulin was an Investment Manager at SKI Capital, a London-based market neutral fund. From May 2002 to September 2003, Mr. Moulin was an Investment Analyst at UBS Global Asset Management in charge of the European telecom sector.  Mr. Moulin holds a BA in Economics and Business Sciences from Sorbonne University and a Master Degree in Asset Management and financial markets from the University of Paris-Dauphine.   Mr. Moulin became a director on August 26, 20090.

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

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers. Our code of ethics is filed as an exhibit to this Annual Report on Form 10-K. Our Company undertakes to provide to any person without charge, upon request, a copy of the code of ethics.  The code of ethics may be requested by providing a written request to Legend Media, Inc, Room 609, Gehua Tower A, Qinglong HuTong Building No. 1, Beijing, China 100007.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

At this time, the Company is not subject to the provisions of Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2008 and June 30, 2007 by our Chief Executive Officer, Chief Operating Officer, and each of our other highest paid executives, if any, whose total compensation exceeded $100,000 during such fiscal year ends.

SUMMARY COMPENSATION TABLE

								Non-equity
								Incentive	Nonqualified
				Stock		Option		Plan	Deferred
		Salary	Bonus	Awards		Awards		Compensation	Compensation
Name and principal position	Year	($)	($)	($)		($) (7)		($)	Earnings ($)	Total ($)
Ju BaoChun,	2009	—	—	—		—		—	—	—
Chief Executive Officer (1)	2008	—	—	—		—		—	—	—

Jeffrey Dash,	2009	—	—	—		$36	(5)	—	—	$36
Chief Financial Officer (2)	2008	—	—	$12,840	(4)	$36	(5)	—	—	$12,876

Dr. William Lee,	2009	$50,000	—	—		$94,943	(6)	—	—	$144,943
Chief Operating Officer (3)	2008	$37,500	—	—		$65,277	(6)	—	—	$102,777

(1)
Mr. Ju became Chief Executive Officer on August 26, 2009 and is the majority shareholder of the Company.  At this time he does not have an employment agreement and is not being compensated for his services to the Company.

(2)
Mr. Dash has not taken a salary since he began with the Company; all previously accrued expenses have been eliminated as he has agreed to forgo any cash compensation until such time the Company is cash flow positive

(3)	Dr. Lee was the Chief Operating Officer until October 1, 2008.

(4)
Mr. Jeffrey Dash received 600,000 shares of common stock at the time he became our Chief Executive Officer and Chief Financial Officer in February 2008.  The value of each share of our common stock at such time was $0.0214.

(5)
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

(7)
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

Employment Agreements

On January 31, 2008, we entered into an Employment Agreement with our Chief Executive Officer and Chief Financial Officer, Jeffrey Dash, effective February 1, 2008.  Mr. Dash’s annual base salary is $200,000 and he is eligible to receive a bonus of up 75% of his base salary at the discretion of our board of directors.   Mr. Dash resigned his position as Chief Executive Officer on August 26, 2009.  Further, Mr. Dash has agreed to forgo any compensation related to the Employment Agreement and expects to enter into a new employment agreement with the Company.  Mr. Dash serves at the discretion of our board of directors.

We have not entered into employment agreements with any of our other executive officers.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Under lying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un exercisable		Equity Incentive Plan Awards: Number of Securities Under lying Un exercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jeffrey Dash	240,000	160,000	[1]	0	$2.50	02/01/2018

William Lee	81,820	0	[2]	0	$3.25	04/08/2018

1
Pursuant to the Employment Agreement with Jeffrey Dash, 25% of his options vest at the end of the first three months of employment with the remaining vesting at 30,000 options at the end of each three months thereafter.

2
Pursuant to the agreement with William Lee, 12.5% of his options vest at the end of his first three months with the  Company with the remaining vesting at 30,000 options at the end of each three months thereafter.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended June 30, 2009:

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Consideration ($)	Total ($)
Ivan Qi	(2)	-	-	-	-	-	-	-

Julien Moulin	(2)	-	-	-	-	-	-	-

Xin Jin	(2)	-	-	-	-	-	-	-

Ju BaoChun	(2)	-	-	-	-	-	-	-

Jeffrey Dash	(2)	-	-	-	-	-	-	-

Michael Bonner	(3)	-	-	$88,772	-	-	-	$88,772

Andre Nair	(4)	-	-	$77,664	-	-	-	$77,664

Richard Vogel	(5)	-	-	$33,290	-	-	-	$33,290

(1)
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

(2)	None of the current board members are receiving any consideration for serving on the board. The board has plans to offer an option package to board members during the fiscal year ended June 30, 2010.

(3)
On February 13, 2008, the Company granted Mr. Bonner options to purchase 80,000 shares of our common stock at an exercise price of $2.50 per share, that vest at a rate of 10,000 options at the end of each three month period following the date of grant.  The Company used a Black Scholes model to value the options at the time they were issued, based on volatility of 90%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because the Company does not have a history of employee stock options, the estimated life is based on the vesting period.  This is the same as assuming that the options are exercised at the end of the vesting period.  As of June 30, 2009, 33,783 of Mr. Bonner's options were outstanding.  Mr. Bonner resigned from the board in August 2009.

(4)
On April 10, 2008, the Company granted Mr. Nair options to purchase 80,000 shares of our common stock at an exercise price of $3.70 per share, that vest at a rate of 10,000 options at the end of each three month period following the date of grant.  The Company used a Black Scholes model to value the options at the time they were issued, based on volatility of 96%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because the Company does not have a history of employee stock options, the estimated life is based on the vesting period.  This is the same as assuming that the options are exercised at the end of the vesting period.  As of June 30, 2009, 17.690 of Mr. Nair's options were outstanding.   Mr. Nair resigned from the board in August 2009.

(5)
On February 1, 2008, the Company granted Mr. Vogel options to purchase 80,000 shares of our common stock at an exercise price of $2.50 per share, that vest at a rate of 10,000 options at the end of each three month period following the date of grant.  The Company used a Black Scholes model to value the options at the time they were issued, based on volatility of 96%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because the Company does not have a history of employee stock options, the estimated life is based on the vesting period.  This is the same as assuming that the options are exercised at the end of the vesting period.  As of June 30, 2009, 36,742 of Mr. Vogel's options were outstanding.  Mr. Vogel resigned from the board in November 2008.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2009, the Company did not have a Compensation Committee.   During the last fiscal year ended June 30, 2009 no deliberations concerning executive officer compensation took place.

During the fiscal year ended June 30, 2009:

(i) none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee;

(ii) none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee; and

(iii) none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a member of our Board of Directors.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of September 22, 2009 for each of the following persons:

•    each of our directors and officers;
•    all directors and officers as a group; and
•    each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.  The percentage of shares of common stock beneficially owned set forth below is based on 127,544,427 shares of common stock as of September 22, 2009 which includes 111,013,355 shares of common stock outstanding, 2,083,333 preference shares currently convertible to common shares and 14,447,739 warrants and options currently exercisable and exercisable over the next 60 days as of September 22, 2009.

	Number of
	Shares of	Percent of
	Common Stock	Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned (1)	Owned
Executive Officers and/or Directors:
Ju BaoChun, Chief Executive Officer and Director (2)	70,150,000	58.7%
Jeffrey Dash, Chief Financial Officer and Director (3)	820,000	*
Xin Jin, Director (4)	1,625,000	1.4%
Julien Moulin, Director (5)	39,644,688	34.3%
Ivan Qi (6)	-	*
All Executive Officers and Directors as a Group (5 persons)	112,239,688	89.1%
5% Beneficial Owners:
Music Radio Limited (6)	61,650,000	55.5%
Maoming China Fund (7)	39,644,688	34.3%

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

(2)
Includes 61,650,000 shares of our common stock that were issued to Music Radio Limited, a company controlled by Ju BaoChun, and 8,500,000 shares of our common stock issuable upon exercise of warrants held by Ju BaoChun..

(3)	Includes 550,000 shares of common stock and vested portion of stock options to purchase 270,000 shares of common stock.

(4)	Includes vested portion of stock options to purchase 1,625,000 shares of common stock.

(5)
Includes 2,083,333 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock and 2,500,000 shares of our common stock issuable upon exercise of warrants.  All shares are held by Maoming China Fund and Julien Moulin controls Maoming China Fund.  The address of this stockholder is Clifton House, 75 Fort Street, PO Box 1350GT, Grand Cayman, Cayman Islands.

(6)	Music Radio Limited is majority owned and Controlled by Ju BaoChun. The address of Music Radio Limited is Room 8-3-101, Guanyuan Plaza, No.1 Cuihua Street, Xicheng District, Beijing PRC

(7)
Includes 2,083,000 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock and 2,500,000 shares of our common stock issuable upon exercise of warrants.  The stockholder owns 100% of our issued and outstanding Series A Convertible Preferred Stock.  Based solely on information provided by the stockholder and related transaction documents.   The address of this stockholder is Clifton House, 75 Fort Street, PO Box 1350GT, Grand Cayman, Cayman Islands.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table sets forth, as of June 30, 2009, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	641,820	$2.75	858,180
Equity compensation plans not approved by security holders	-	-	-

On December 22, 2008, our board of directors approved the Stock Incentive Plan (the “Plan”), which was also approved by a majority of our shareholders at our annual shareholder meeting held on December 22, 2008.  All of our employees, officers, and directors, and those of our consultants and advisors who (i) are natural persons and (ii) provide bona fide services to the Company are eligible to be granted options or restricted stock awards (each, an “Award”) under the Plan.  The Plan is administered by our board, and the board establishes certain terms of option awards, including the exercise price and duration, in the applicable option agreement.  Awards may be made under the Plan for up to 15,000,000 shares of our common stock, and the maximum number of shares of common stock with respect to which Awards may be granted to any participant under the Plan is 5,000,000 shares of common stock.  The Plan allows for adjustments for changes in common stock and certain other events, including, but not limited to, any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off, any distribution to holders of common stock other than a normal cash dividend, and liquidation or dissolution.

Item 13. Certain Relationships and Related Transactions And Director Independence

Ju BaoChun  with his wife, Wei Xue, control Music Radio Limited and Ju BaoChun beneficially owns 58.7% of the Company’s shares of common stock.

On May 8, 2008, the Company and Well Chance entered into the Music Radio Share Purchase Agreement with Music Radio Limited and the Music Radio Shareholders, for the purchase of radio advertisiang rights in Tianjin, PRC.  Pursuant to the Music Radio Share Purchase Agreement, Well Chance,  in exchange for the issuance of (a) shares of the Company's common stock with an aggregate value of US$7,160,714 (1,935,528 shares) and (b) US$2,000,000, purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited.  (See Item 1. “Description of Business” for more detail.)

On July 21, 2008, Legend Media closed a transaction with Ju BaoChun, through Music Radio Limited, pursuant to which the Company gained effective control of the PRC-based company that has the exclusive sales contract for the Beijing, PRC based radio channel FM 90.5 for (a) shares of the Company's common stock with an aggregate value of RMB2,000,000 (approximately $287,728 based on the currency exchange rate on June 5, 2008) based on the weighted average trading price of the common stock for the 30 trading days immediately before June 4, 2008 (104,427 shares) payable on the closing date and (b) RMB6,850,000 (approximately $985,469 based on the currency exchange rate on June 5, 2008).  (See Item 1. “Description of Business” for more detail.)

            On November 28, 2008, the Company entered into and closed the Music Radio Acquisition Agreement with Well Chance, Music Radio Limited, and the Music Radio Shareholders. Pursuant to the Music Radio Acquisition Agreement, the Company acquired control over YSLD and caused the contribution of an airline magazine advertising business of HTLG to YSLD. In exchange for the acquisition of control, the Company issued 5,033,680 shares of its Series B Preferred Stock to the Music Radio Shareholders and two warrants to purchase an aggregate of 10,000,000 shares of the Company's common stock, to Ju Baochun. The closing gave Legend Media effective control of YSLD and YSLD’s exclusive sales contract with Xinhua Airline Magazine.  (See Item 1. “Description of Business” for more detail.)

During the year ended June 30, 2009, Ju BaoChun paid expenses on behalf of the Company and provided short term working capital advances when needed.   These transactions were documented on an individual basis and happened throughout the year.  For the year ended June 30, 2009, Ju BaoChun paid expenses of $117,332 and made advances of $244,467.

As of June 30, 2009, the Company owed Ju BaoChun  $1,667,679 which was distributed as follows:

May 8, 2008 transaction	$800,000
July 21, 2008 transaction	256,275
November 28, 2008 transaction	512,760
Expense payment and advances	98,644
$1,667,679

HTLG

HTLG is owned and controlled by Ju BaoChun and Xue Wei.   At the time of the closing of Music Radio Acquisition Agreement, HTLG had sales agreements with clients and contracts with suppliers that were determined to be too difficult to transfer.  Pursuant to the agreements HTLG would pay the expenses and receive the cash on the Company’s behalf.  During the year ended June 30, 2009, the Company recorded expenses paid by HTLG of $1,108,087 and cash receipts collected by HTLG of $993,340.

HTLG also provided sales services to the Company in July, August and September 2009.  HTLG provided all sales and sales support to our clients during the same period.  The total service paid for the year ended June 30, 2009 is $76,097.

HTLG, at the direction of Ju BaoChun,  provided short term advances for working capital shortfalls.  These advances were individually documented.  During the year ended June 30, 2009, HTLG advanced the Company  $658,094.

As of June 30, 2009, HTLG owes the Company $335,154.

Director Independence

Our board of director follows the standards of independence established under the Nasdaq rules in determining if directors are independent and has determined there to be no independent directors for all purposes under such rules.

Item 14. Principal Accountant Fees and Services

Goldman Parks Kirkland Mohidin served as our independent registered public accounting firm for the years ended June 30, 2009 and 2008.  The following table shows the fees that were billed for the audit and other services provided by these respective firms for the years ended June 30, 2009 and 2008.

	Fiscal 2009	Fiscal 2008
Audit Fees (a)	$243,500	$56,512
Audit-Related Fees (b)	-	-
Tax Fees (c)	-	1,350
All Other Fees (d)	-	-
Total	$243,500	$57,562

(a)
Audit Fees   — This category consists of fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Item 15. Exhibits and Financial Statement Schedules

Exhibit #	Description	Reference
2.1
Share Exchange Agreement dated January 31, 2008, by and among Noble Quests, Inc., the majority shareholder of Noble Quests, Inc., Well Chance Investments Limited and the shareholders of Well Chance Investments Limited
Incorporated by reference to the Company's Current Report on Form 8-K filed on February 11, 2008.

3.1	Amended and Restated Articles of Incorporation of Noble Quests, Inc., filed on November 1, 2006	Filed herewith.

3.2	Certificate of Amendment to Articles of Incorporation of Noble Quests, Inc., effective February 18, 2008	Filed herewith.

3.3	Certificate of Amendment to Articles of Incorporation of Legend Media, Inc., filed on December 22, 2008	Filed herewith.

3.4	Certificate of Designation of the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Convertible Preferred Stock of Legend Media, Inc.	Filed herewith.

3.5	Certificate of Designation of the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series B Convertible Preferred Stock of Legend Media, Inc.	Filed herewith.

3.6	Bylaws	Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on November 7, 2006.

4.1	Form of Stock Certificate	Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on November 7, 2006.

4.2	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 4, 2008.

4.3	Form of $.40 Common Stock Purchase Warrant	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 3, 2008.

4.4	Form of $.80 Common Stock Purchase Warrant	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 3, 2008.

10.1	Loan Agreement by and between Well Chance Investments Limited and RMK Emerging Growth Opportunity Fund LP, dated January 31, 2008	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 11, 2008.

10.2	First Amendment to Loan Agreement, dated August 23, 2008, between Well Chance Investmetns Limited and RMK Emerging Growth Opportunity Fund, LP	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 28, 2008.

10.3	Loan Agreement by and between Legend Media, Inc. and Jonathan Kantor, dated March 30, 2008	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 3, 2008.

10.4	Loan Agreement by and between Legend Media, Inc. and Blueday Limited, dated March 30, 2008	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 3, 2008.

10.5	Loan Agreement, dated as of April 21, 2008, between Well Chance Investments Limited and Newport Capital Asset Management Group	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 2008.

10.6	Securities Purchase Agreement, dated as of March 31, 2008, among Legend Media, Inc. and Maoming China Fund	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 4, 2008.

10.7	Share Purchase Agreement, dated as of May 8, 2008, among Legend Media, Inc., Well Chance Investments Limited, Music Radio Limited, Ju Baochun and Xue Wei	Incorporated by reference to the Company's Current Report on Form 8-K filed on May 12, 2008.

10.8	Amendment to Share Purchase Agreement , dated as of June 19, 2008, among Legend Media, Inc., Well Chance Investmetns Limited, Music Radio Limited, Ju Baochun and Xue Wei	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 26, 2008.

10.9	Share Purchase Agreement, dated as of June 4, 2008, among Legend Media, Inc., Well Chance Investments Limited, Jue Baochun and Xue Wei	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 6, 2008.

10.10	Acquisition Agreement, dated as of November 28, 2008, among Legend Media, Inc., Well Chance Investment Limited, Music Radio Limited, Ju Baochun and Xue Wei	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 3, 2008.

10.11	Secured Promissory Note by and between Well Chance Investments Limited and RMK Emerging Growth Opportunity Fund, LP, dated January 31, 2008	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 11, 2008.

10.12
Voting Agreement, dated as of March 31, 2008, by and among Legend Media, Inc., ARC Investment Partners LLC, Tapirdo Enterprises LLC, Loeb Enterprises II LLC, Jeffrey Dash, Aries Equity Corp. and Nalp Capital LLC and Maoming China Fund
Incorporated by reference to the Company's Current Report on Form 8-K filed on April 4, 2008.

10.13	Promissory Note, dated March 30, 2008, in favor of Jonathan Kantor	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 3, 2008.

10.14	Promissory Note, dated March 30, 2008, in favor of Blueday Limited	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 3, 2008.

10.15	Secured Convertible Promissory Note, dated as of April 21, 2008, issued by Well Chance Investmetns Limited in favor of Newport Capital Asset Management Group	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 2008.

10.16	Security Agreement by and between Well Chance Investments Limited and RMK Emerging Growth Opportunity Fund LP, dated January 31, 2008	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 11, 2008.

10.17	First Amendment to Security Agreement, dated August 23, 2008, between Well Chance Investments Limited and RMK Emerging Growth Opportunity Fund, LP	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 28, 2008.

10.18	Security Agreement, dated as of April 21, 2008, between Well Chance Investments Limited and Newport Capital Asset Management Group	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 2008.

10.19	Common Stock Purchase Warrant issued to RMK Emerging Growth Opportunity Fund LP, dated January 31, 2008	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 11, 2008.

10.20	Common Stock Purchase Warrant issued to Jonathan Kantor, dated March 30, 2008	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 3, 2008

10.21	Common Stock Purchase Warrant issued to Blueday Limited, dated March 30, 2008	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 3, 2008.

10.22	Common Stock Purchase Warrant, dated as of April 21, 2008, issued by Well Chance Investments Limited to Newport Capital Asset Management Group	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 2008.

10.23	Form of Stock Purchase Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 11, 2008.

10.24
Exclusive Technical, Operational, Business Consulting and Services Agreement, dated as of May 30, 2008, among Legend Media (Beijing) Consulting Co., Ltd., Tianjin Yinse Lingdong Advertising Co., Ltd., Ju Baochun and Xue Wei
Incorporated by reference to the Company's Current Report on Form 8-K filed on June 5, 2008.

10.25
Exclusive Technical, Operational, Business Consulting and Services Agreement, dated as of July 3, 2008, by and among Legend Media (Beijing) Information and Technology Co., Ltd., Beijing Maihesi Advertising International Co., Ltd., Ju Baochun and Xue Wei
Incorporated by reference to the Company's Current Report on Form 8-K filed on July 25, 2008.

10.26
Exclusive Technical, Operational, Business Consulting and Services Agreement, dated a sof November 28, 2008, by and among Legend Media (Beijing) Information and Technology Co., Ltd., Beijing Yinselingdong Advertising Co., Ltd., Ju Bingzhen and Xue Wei
Incorporated by reference to the Company's Current Report on Form 8-K filed on December 3, 2008.

10.27	Operating Agreement, dated as of May 30, 2008, among Legend Media (Beijing) consulting Co., Ltd., Tianjin Yinse Lingdong Advertising Co., Ltd., Jue Baochun and Xue Wei	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 5, 2008.

10.28	Operating Agreement, dated as of July 3, 2008, by and among Legend Media (Beijing) Information and Technology Co., Ltd., Beijing Maihesi Advertising International Co., Ltd., Ju Baochun and Xue Wei	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 25, 2008.

10.29	Operating Agreement, dated as of November 28, 2008, by and among Legend Media (Beijing) Information and Technology Co., Ltd. Beijing Yinselingdong Advertising Co., Ltd., Ju Bingzhen and Xue Wei	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 3, 2008.

10.30	Authorization Agreement, dated as of May 30, 2008, by Ju Baochun	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 5, 2008.

10.31	Authorization Agreement, dated as of July 3, 2008, between Xue Wei and Jeffrey Dash	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 25, 2008.

10.32	Authorization Agreement, dated as of July 3, 2008, between Ju Baochun and Jeffrey Dash	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 25, 2008.

10.33	Authorization Agreement, dated as of November 28, 2008, between Xue Wei and Jeffrey Dash	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 3, 2008.

10.34	Authorization Agreement, dated as of November 28, 2008, between Ju Bingzhen and Jeffrey Dash	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 3, 2008.

10.35	Marketing Service Agreement, dated as of June 1, 2008, between Beijing Hongteng Lianguang Advertising Co., Ltd. and Tianjin Yinse Lingdong Advertising Co., Ltd.	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 30, 2008.

10.36
Revenue Assignment Agreement, dated as of May 30, 2008, among Well Chance Investments Limited, Beijing Hongteng Lianguang Advertising Co., Ltd., Tianjin Yinse Lingdong Advertising Co., Ltd., Ju Baochun and Xue Wei
Incorporated by reference to the Company's Current Report on Form 8-K filed on June 5, 2008.

10.37	Exclusive Advertising Rights Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed on Setpember 11, 2008.

10.38	Finder's Agreement by and between Noble Quests, Inc. and Fiona E LLC dated January 31, 2008	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 11, 2008.

10.39	Investor Relations Agreement by and between Noble Quests, Inc. and Aries Equity Corp., dated January 31, 2008	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 11, 2008.

10.40	Legend Media Stock Option Plan	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 30, 2008.

10.41	Termination Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2009.

10.42	FM 92.5 Agency Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2009Report on Form 8-K filed on December 30, 2008.

10.43	FM 95.5 Agency Agreement	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 2, 2009.

14.1	Code of Ethics	Filed herewith.

21.1	List of Subsidiaries	Filed herewith.`

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.2	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND MEDIA, INC.

Date: October 13, 2009	By:	/s/ Ju BaoChun
Ju BaoChun
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ju BaoChun	Chief Executive Officer and Director
Ju BaoChun	Date: October 13, 2009

/s/ Jeffrey Dash	Chief Financial Officer and Director
Jeffrey Dash	Date: October 13, 2009

/s/ Jin Xin
Jin Xin	Date: October 13, 2000

/s/ Ivan Qi	Director
Ivan Qi	Date: October 13, 2009

/s/ Julien Moulin	Director
Julien Moulin	Date: October 13, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Legend Media, Inc.

We have audited the accompanying consolidated balance sheets of Legend Media, Inc. (a Nevada corporation) and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legend Media, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements,  the Company has incurred a loss of $6,432,061 and has a working capital deficit of $2,989,916 that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goldman Parks Kurland Mohidin LLP
Encino, California
October 2, 2009

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND JUNE 30, 2008

	2009	2008

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$169,343	$3,372,499
Accounts receivable, net of allowance for doubtful accounts of $278,043 and $0 for 2009 and 2008, respectively	1,640,226	1,194,005
Vendor deposits	111,682	17,464
Prepaid expenses	165,100	313,735
Deferred costs	1,583,115	14,538
Other receivables	5,789	1,033

Total current assets	3,675,255	4,913,274

Long term deposits, contract guarantees and transaction deposits	-	500,000

Property and equipment, net	113,824	26,430

Intangible assets, net	7,294,089	9,045,310

TOTAL ASSETS	$11,083,168	$14,485,014

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,934,080	$517,980
Accrued liabilities	894,046	605,468
Accrued interest	502,168	282,686
Unearned revenue	1,130,662	86,659
Short term notes payable, net of discount of $0 and $100,364, respectively	56,000	315,636
Related party note payable, net of discount of $0 and $68,438, respectively	375,733	307,294
Related party payables	1,332,524	2,592,321
Other payables	439,958	81,771

Total current liabilities	6,665,171	4,789,815

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Legend Media, Inc. stockholders' equity
Series A convertible preferred stock - 20,000,000 shares authorized, par value $0.001, 2,083,333 and 1,250,000 shares issued and outstanding at June 30, 2009 and June 30, 2008, respectively	2,083	1,250
Series B convertible preferred stock - 6,000,000 shares authorized, par value $0.001 0 and 5,033,680 shares issued and outstanding at June 30, 2009 and June 30, 2008, respectively	-	5,034
Common stock - 127,000,000 shares authorized, par value $0.001, 111,013,355 and 10,235,328 shares issued and outstanding at June 30, 2009 and June 30, 2008, respectively	111,013	10,235
Additional paid-in capital	69,165,562	11,180,217
Accumulated deficit, deemed dividends related to entities under common control	(56,854,346)	-
Accumulated deficit, from operations	(8,030,961)	(1,605,115)
Total Accumulated deficit	(64,885,307)	(1,605,115)
Other comprehensive income	24,646	97,363
Total Legend Media, Inc stockholders' equity	4,417,997	9,688,984
Non-controlling interest	-	6,215
Total stockholders' equity	4,417,997	9,695,199
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,083,168	$14,485,014

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

Revenue	$9,990,373	$4,726,040

Cost of revenue	5,115,998	2,789,490

Gross profit	4,874,375	1,936,550

Operating expenses:
Selling expenses	3,828,015	914,382
General and administrative expenses	3,084,110	1,813,031
Depreciation and amortization expense	1,659,823	131,418
Goodwill impairment	1,061,562	-
Loss on termination of contracts	692,811	-
Loss (gain) on disposal of fixed assets	(11,180)	25,893
Total operating expenses	10,315,141	2,884,724
Loss from Operations	(5,440,766)	(948,174)

Non-operating income (expense):
Interest income	981	947
Interest expense	(225,178)	(262,171)
Related party interest expense	(334,444)	(195,256)
Foreign exchange gain (loss)	4,698	-
Other	(25,927)	(12,848)
Total non-operating expense	(579,870)	(469,328)
Loss before income tax	(6,020,636)	(1,417,502)
Income tax	411,425	132,419
Net Loss	(6,432,061)	(1,549,921)
Less: Net loss attributable to the noncontrolling interest	6,215	9,437
Net Loss attributable to Legend Media, Inc. common shareholders	(6,425,846)	(1,540,484)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(72,717)	97,363
Comprehensive Loss	$(6,498,563)	$(1,443,121)
Comprehensive Income (loss) attributable to the noncontrolling interest	302	(230)
Comprehensive Losss attributable to Legend Media, Inc. common shareholders	$(6,498,261)	$(1,443,351)

Weighted average shares outstanding :
Basic	63,015,287	4,392,917
Diluted	63,015,287	4,392,917

Earnings (Loss) per share:
Basic	$(0.102)	$(0.351)
Diluted	$(0.102)	$(0.351)

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2009 AND 2008

								Accumulated			Pooling of Beijing
							Additonal	Other			Yinse Lingdong-	Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Comprehensive	Non Controlling	Accumulated	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Interest	Deficit	Deficit	Equity

Balance, July 1, 2007	-	$-	5,033,680	$5,034	1,200,000	$1,200	$202,945	$1,938	$-	$(64,631)	$-	$146,486

Shares issued in connection with Noble Quest merger					2,700,000	2,700	5,634					8,334

Common stock issued for cash					4,100,000	4,100	83,640					87,740

Common stock issued for services					300,000	300	252,980					253,280

Convertible Series A Preferred stock issued for cash	1,250,000	1,250					2,998,750					3,000,000

Common stock issued for investment in Tianjin Investment Company					1,935,328	1,935	7,158,779		15,652			7,176,366

Fair value of warrants issued with notes payable							232,918					232,918

Fair value of benefical conversion feature for convertible debt							44,626					44,626

Fair value of employee/director options							155,987					155,987

Contribution of Capital by Shareholder through the assumption of obligations							43,958					43,958

Foreign currency translation adjustment								95,425				95,425

Net loss									(9,437)	(1,540,484)		(1,549,921)

Balance, June 30, 2008	1,250,000	$1,250	5,033,680	$5,034	10,235,328	$10,235	$11,180,217	$97,363	$6,215	$(1,605,115)	$-	$9,695,199

Series A Preferred shares issued, second tranche	833,333	833					1,999,167					2,000,000

Common shares issued for investment in News Radio Limited					104,427	104	293,697					293,801

Deemed dividend in pooling of Beijing Yinse Lingdong							51,561,046				(51,561,046)	-

Fair value warrants issued in merger with Beijing Yinse Lingdong							4,387,923				(4,387,923)	-

Dividend to shareholders of Beijing Hongtenglianguang Advertising Co., Ltd related to transaction											(905,377)	(905,377)

Deemed Dividend to shareholders of Beijing Yinse Lingdong, related to transaction							(512,760)					(512,760)

Fair value of employee/director options							294,705					294,705

Contribution of Capital by Shareholder through the assumption of obligations							57,207					57,207

Conversion of Series B Preferred Stock to common stock			(5,033,680)	(5,034)	100,673,600	100,674	(95,640)					-

Foreign currency translation adjustment								(72,717)				(72,717)

Net loss									(6,215)	(6,425,846)		(6,432,061)

Balance, December 31, 2009	2,083,333	$2,083	-	$-	111,013,355	$111,013	$69,165,562	$24,646	$-	$(8,030,961)	$(56,854,346)	4,417,997

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,425,846)	$(1,540,484)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,659,823	131,418
Amortization of debt discounts	168,803	108,742
Goodwill Impairment	1,061,562	-
Fair value of stock options under SFAS 123R	294,705	155,987
Common stock issued for services	-	253,280
Loss from minority interest in subsidiary	(6,215)	(9,437)
Loss on disposal of assets	539,539	25,893
Change in allowance for uncollectible accounts	278,043	-
Barter revenues	(3,221,795)	(111,833)
Barter expenses	2,343,573	80,494
Changes in operating assets and liabilities:
Accounts receivable	(1,166,998)	(634,763)
Vendor deposits	(94,046)	(4,586)
Prepaid expenses	121,505	(15,726)
Other receivables	(2,742)	4,657
Accounts payable	1,406,204	434,572
Accrued liabilities	592,763	437,863
Other payables	459,457	233,869
Related party payables	(1,088,358)	(145,785)
Unearned revenue	(12,814)	45,189
Accrued interest	219,482	282,686
Net cash used in operating activities	(2,873,355)	(267,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long term deposits, cotnract guarantees and transaction deposits	(153,916)	(500,000)
Purchase of property and equipment	(125,452)	(1,334)
Cash acquired in acquisition of variable interest entity	-	35,503
Payment on acquisition of Music Radio Limited	(740,010)	-
Cash paid for acquisition of News Radio Limited	(749,704)	-
Net cash used in investing activities	(1,769,082)	(465,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	925,733
Repayment of notes payable	(360,000)	(134,000)
Proceeds from sale of common stock	-	87,740
Proceeds from sale of convertible preferred stock	2,000,000	3,000,000
Contributed capital from assumption of obligations	44,236	44,236
Dividend to shareholders of HTLG	(250,170)	-
Net cash provided by financing activities	1,434,066	3,923,709

Effect of exchange rate changes on cash and cash eqiuvalents	5,215	18,485

NET DECREASE IN CASH & CASH EQUIVALENTS	(3,203,156)	3,208,399

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,372,499	164,100

CASH & CASH EQUIVALENTS, ENDING BALANCE	$169,343	$3,372,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$170,000	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred shares for acquisition of Beijing Tianjing Yinse Lingdong through VIE agreements	$51,561,046	$5,034
Issuance of warrants for acquisition of Beijing Tianjing Yinse Lingdong through VIE agreements	$4,387,923	$-
Issuance of common shares for purchase of News Radio Limited	$293,801	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

 Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Legend Media, Inc., formerly known as Noble Quests, Inc. (hereinafter referred to as the “Company,” “Legend Media,” “we,” “us,” or “our”), was organized as a Nevada corporation on March 16, 1998, to sell multi-media marketing services and other related services to network marketing groups. Specifically, we assisted network marketers in using marketing tools such as public relations, advertising, direct mail, collateral development, electronic communications and promotion tools to increase product and service awareness.

On January 31, 2008, the Company entered into a Share Exchange Agreement with Ms. Shannon McCallum-Law, the majority stockholder, sole director and Chief Executive Officer of the Company, Well Chance Investments Limited (“Well Chance”) and Well Chance's sole shareholder (the "Well Chance Shareholder"). Pursuant to the terms of the Share Exchange Agreement, the Company acquired all issued and outstanding shares of Well Chance's common stock in exchange for the Company’s issuance of 1,200,000 shares of its common stock to the Well Chance Shareholder on the basis of 1,200 shares of common stock for each share of Well Chance common stock. The Share Exchange Agreement closed February 5, 2008.

Concurrently with the closing of the transactions under the Share Exchange Agreement and as a condition thereof, Ms. McCallum-Law returned to us for cancellation 2,419,885 of the 5,119,885 shares of our common stock she owned. Ms. McCallum-Law was not compensated for the cancellation of the shares. In addition, we issued (i) 4,100,000 shares of our common stock to certain affiliates of Well Chance for $87,740 and (ii) 200,000 shares in exchange for consulting services performed in connection with this transaction. Upon completion of the foregoing transactions, we had 8,200,000 shares of common stock issued and outstanding.

The share exchange with the Well Chance Shareholder was accounted for as a reverse acquisition under the purchase method because Well Chance obtained control of the Company. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity.

Effective February 14, 2008, the Company changed its name from Noble Quests, Inc. to Legend Media, Inc. Well Chance was incorporated under the laws of the British Virgin Islands (BVI) as an International Business Company on February 22, 2005. Well Chance was formed to create a business principally engaged in the development and management of a technology platform that deploys advertisements across its various advertising media. Well Chance expanded its business in February 2008 to focus on building a consumer advertising network in the People’s Republic of China (the “PRC”) focused on the Chinese radio advertising industry and advertising media that targets the consumer base of China.

On May 8, 2008, the Company and Well Chance entered into a Share Purchase Agreement (the “Music Radio Share Purchase Agreement”) with Music Radio Limited, a BVI company, and all of the shareholders of Music Radio Limited (the “Music Radio Shareholders”), for the purchase of radio advertising rights in Tianjin, PRC. Pursuant to the Music Radio Share Purchase Agreement, Well Chance (a) shares of the Company's common stock with an aggregate value of US$7,160,714 based on the weighted average trading price of the Company's common stock for the 90 trading days immediately preceding May 8, 2008 (1,892,559 shares), and (b) US$2,000,000, agreed to purchase 80% of the common stock of Legend Media Tianjin Investment Company Limited, a BVI company and a wholly owned subsidiary of Music Radio Limited.  The closing of the Music Radio Share Purchase Agreement occurred May 30, 2008, and the Company secured effective control of the exclusive sales contract for the Tianjin, PRC based radio channel. Tianjin, PRC is a city with a population over 11.5 million.  The exclusive sales contract provides the Company with 19,710 minutes per year of advertising space. The contract is up for renewal annually and expires December 31, 2009.

On July 21, 2008, Legend Media closed a transaction pursuant to which Well Chance purchased 100% of the common stock of News Radio Limited, a BVI company, for (a) shares of the Company's common stock with an aggregate value of 2,000,000 Chinese Renminbi ("RMB") (approximately $287,728 based on the currency exchange rate on June 5, 2008) based on the weighted average trading price of the common stock for the 30 trading days immediately before June 4, 2008 (67,388 shares) payable on the closing date, (b) RMB5,250,000 (approximately $755,287 based on the currency exchange rate on June 5, 2008) payable 28 days after the closing date, and (c) RMB1,600,000 (approximately $230,182 based on the currency exchange rate on June 5, 2008) payable 90 days after the closing date. The transaction occurred pursuant to the terms of a Share Purchase Agreement  (the “News Radio Share Purchase Agreement”) the Company entered into on June 4, 2008 with Well Chance and all of the shareholders of News Radio Limited (the “News Radio Shareholders”). The closing gave Legend Media effective control of the PRC-based company that has the exclusive sales contract for the Beijing, PRC based radio channel FM 90.5.

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

On October 28, 2008, Tianjin Yinse Lingdong Advertising Co. Ltd. (“TJ YSLD”) , a company organized in the PRC and an affiliate of Legend Media, entered into an Exclusive Advertising Rights Agreement Beijing Attis Advertising Co., Ltd., pursuant to which TJ YSLD acquired 19,710 advertising minutes per year on FM 95.5, a music and entertainment radio station that broadcasts to the Xi’an region of the PRC. The exclusive contract gives Legend Media an additional 19,710 minutes of radio advertising targeting Shenzhen.

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

The number of shares of Series B Preferred Stock issued in the Music Radio Acquisition Agreement was calculated based on an aggregate purchase price of RMB275,000,000, a currency exchange rate of RMB6.829 to U.S. $1, and a per share issue price of 20 times the greater of (a) 75% of the weighted average trading price of one share of common stock for the 15 trading days ended on the third day before closing, and (b) $0.40. Because 75% of the weighted average trading price for the common stock during the period was $0.3440, the per share issue price used was $0.40. As more fully described below, each share of Series B Preferred Stock was initially convertible into 20 shares of common stock, or an aggregate of 100,673,600 shares of common stock, representing approximately 90.6% of the issued and outstanding common stock on an as-converted basis (not including the Company's outstanding Series A convertible preferred stock, warrants or options).

As a result of the Music Radio Acquisition Agreement and the reverse merger transaction with Well Chance, the historical financial statements presented are those of Well Chance and YSLD.  At the time of the reverse merger, Well Chance’s historical financials became those of the Company.  The subsequent Music Radio Acquisition Agreement, which gave the Company control of YSLD, was between entities under common control and, as such, accounted for similarly to a pooling of interests.

Well Chance conducts its business operations through its 80% owned subsidiary, Legend (Beijing) Consulting Co., Ltd., and its wholly owned subsidiary, Legend (Beijing) Information and Technology Co., Ltd., each of which are incorporated under the laws of the PRC.

In February 2009, the Company terminated the Beijing Merci Agreement.  The Company notified Beijing Guo Guangrong Advertising Co., Ltd. of its decision to terminate the agreement and made an immediate request for the return of all deposits and payments.  Subsequent to attempts by Beijing Merci International and Beijing Guo Guangrong Advertising Co., Ltd. to settle the dispute, Beijing Merci International Advertising Co., Ltd began arbitration in which we were requesting immediate termination of all contractual obligations under the Beijing Merci Agreement.

In July 2009, the Company terminated the agreement giving them the advertising rights to Beijing channel FM 90.5 which is also a channel controlled by Beijing Guo Guangrong Advertising Co., Ltd.

On July 20, 2009, Beijing Maihesi International Advertising Co., Ltd. ("Maihesi"), a company organized in the People’s Republic of China and an affiliate of Legend Media, Inc. (the "Company"), entered into an agreement (the “Termination Agreement”) with Beijing Guoguang Guangrong Advertising Co., Ltd. (“Guoguang”), pursuant to which Maihesi and Guoguang terminated (i) the Exclusive Advertising Rights Agreement dated May 5, 2008 by and between Maihesi and Guoguang, under which Maihesi was originally granted the exclusive right to market and sell all broadcast advertising in connection with the frequency FM90.5 of China Radio International in Beijing (the “Beijing Agency Agreement”), and (ii) the Exclusive Advertising Rights Agreement dated August 4, 2008 by and between Maihesi and Guoguang, under which Maihesi was originally granted the exclusive right to market and sell all broadcast advertising in connection with the frequency FM107.1 of China Radio International in Shenzhen (the “Shenzhen Agency Agreement”, collectively with the Beijing Agency Agreement, the “Agency Agreements”).

According to the Termination Agreement, (i) Maihesi or its affiliate shall pay Guoguang RMB1,150,000 (which, as of June 30,2009, was approximately $168,360) as compensation for the early termination of the Beijing Agency Agreement, (ii) Maihesi agrees to forsake the deposits of RMB2,760,000 and RMB1,050,000 under the Beijing Agency Agreement and Shenzhen Agency Agreement, respectively (which, as of June 30, 2009, equals approximately $404,064 and $153,720 respectively), (iii) Guoguang agrees to forsake the accrued cost for the advertising minutes payable to Guoguang (approximately RMB 3,592,323, which, as of June 30, 2009, was approximately $525,916), and (iv) both Maihesi and Guoguang agree to waive any claims and refrain from initiating any legal proceedings against the other party arising from or in connection with the terminated Agency Agreements. In addition, the Termination Agreement contains other covenants, agreements and default and confidentiality provisions that the reader is encouraged to review.

As of September 25, 2009, the Company had exclusive sales rights for one airline ..

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

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the year ended June 30, 2009, the Company incurred a net loss of $6,425,846 and has a working capital deficit of $2,989,916 as of June 30, 2009.  The working capital deficit includes $1,708,257 of related party payables.  These factors among others may indicate the Company may be unable to continue as a going concern for a reasonable period of time.

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

Reclassification

Certain prior period account descriptions were reclassified to conform to the years ended June 30, 2009 and 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Legend Media and its subsidiaries as follows:

Subsidiary	Place Incorporated	% Owned
Well Chance	United States	100
Legend Media Investment Company Limited	BVI	80
Three subsidiaries of Legend Media Investment Company Limited
Legend Media Tianjin HK Limited	Hong Kong	80
Legend Media (Beijing) Consulting Company Limited	PRC	80
Tianjin Yinse Lingdong Advertising Co., Ltd	PRC	80	*
News Radio Limited	BVI	100
Four subsidiaries of News Radio Limited
CRI News Radio Limited	Hong Kong	100
Legend Media (Beijing) Information and Technology Co., Ltd.	PRC	100
Beijing Mahiesi Advertising International Co., Ltd.	PRC	100	*
Beijing Yinse Lingdong Advertising Co., Ltd.	PRC	100	*

*Variable Interest Entities: See heading entitled “Variable Interest Entities” below.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  For the year ended June 30, 2009 the Company recorded a reserve for bad debt of $278,043.  Accounts receivable in the balance sheet are stated net of such allowance, if necessary.

At times, the Company will record receivables, which have not yet been invoiced, from revenues on advertising contracts.  These receivables are recorded in the accompanying consolidated balance sheet and included in accounts receivable.  The unbilled accounts receivable balance at June 30, 2009 and June 30, 2008 were $1,285,587   and $195,680, respectively

Prepaid Expenses

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

Computer Equipment	3 years
Office equipment and furniture	3 years
Leasehold improvements	1 year

The following is a summary the property and equipment as of the dates indicated:

	June 30,
	2009	2008

Computer Equipment	$85,026	$5,278
Office equipment and furniture	58,820	17,379
Leasehold improvements	8,463	8,573
	$152,309	$31,230
Less: Accumulated depreciation	(38,485)	(4,800)
	$113,824	$26,430

Depreciation expense for the years ended June 30, 2009 and 2008 was $29,120 and $3,682 respectively.

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

In July 2009, the Company decided and executed a plan to terminate the exclusive sales contract for the Beijing FM 90.5 channel which was acquired July 21, 2008.  As part of this transaction the Company capitalized $1,016,206 as an intangible asset to recognize the believed value of the contract.  On June 30, 2009 the Company recognized an impairment of $774,528 based on the net book value of the asset as of June 30, 2009.

Based on its review, the Company believes that, at June 30, 2009, there were no other significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of contract rights purchased in the acquisition of Legend Media Tianjin Investment Company Limited, the entity controlling the advertising rights to Tianjin FM 92.5, on May 30, 2008 and the acquisition of News Radio Limited, the entity controlling the advertising rights to Beijing FM 90.5 on July 21, 2008.   In July 2009, the Company terminated the Beijing FM 90.5 contract and on June 30, 2009 recognized an impairment loss for the entire amount of the intangible asset.    Further, the Company recognized an impairment loss on the Tianjin (see Long-Lived Assets).  Intangible assets consist of the following at the dates indicated:

	June 30,
	2009	2008

FM 92.5 Contract rights	$1,422,854	$2,174,428
Exclusivity agreement	7,388,731	6,999,353
	8,811,585	9,173,781
Less Accumulated amortization	(1,517,496)	(128,471)
Intangibles, net	$7,294,089	$9,045,310

The FM 92.5 contract rights primarily arise from an exclusive contract acquired in connection with the acquisition of Legend Media Tianjin Investment Company Limited, which is amortized over the 31 month contract period, from June 1, 2008, the first day of operations by the Company, based on the duration of the existing advertising agreement that expired December 31, 2008 plus renewal of the advertising agreement. The agreement was renewed on January 1, 2009.  The contract is with Tianjin FM 92.5 provides exclusive rights to 54 advertising minutes per day or 19,710 minutes per year. The channel is Beijing-based and through a relay facility airs in Tianjin. Legend Media’s contract is with the Beijing channel’s exclusive agent, which has a national exclusive contract with the channel. The exclusive agent subcontracted the rights for the Tianjin market to Legend Media. The value was derived as the net present value of the contract’s earnings before interest, tax, depreciation and amortization (“EBITDA”) over the contract’s expected term from May 30, 2008 through December 31, 2010, using a discount rate of 15%. The change in value of the FM92.5 contract and the exclusivity agreement from June 30, 2008 to December 31, 2008 is a result of foreign currency translation at each balance sheet date and a reallocation of the value between these two intangible assets subsequent to June 30, 2008.  At the May 30, 2008 purchase date, the Company initially applied a 10% discount rate to calculate the net present value of the FM 92.5 contract’s EBITDA. However, the Company subsequently determined that a 15% discount rate more accurately reflects the rate of return the Company expects to earn on the contract, which resulted in a contract value of $1,709,888.   The $1,709,888 was reduced by $201,524 on June 30, 2009 to recognize an impairment loss after forecasting the remaining value of the agreement through December 31, 2010.

Amortization expense on this contract for the year ended June 30, 2009 was $656,597.

The remainder of the purchase price of $7,388,731 was allocated to an Operating Agreement among Legend Media (Beijing) Consulting Co., Ltd., TJ YSLD and Ju Baochun (the "Music Radio Operating Agreement"), entered into in connection with the Music Radio    Share Purchase Agreement. Mr. Baochun, through a company he owns and operates, is the 80% owner of Music Radio Limited, which is the 20% owner of the post-acquisition variable interest entity ("VIE"), TJ YSLD. Pursuant to the terms of the Operating Agreement, TJ YSLD and Mr. Baochun are prohibited from:

•	Borrowing money from any third party or assuming any debt;

•	Selling to any third party or acquiring from any third party any assets, including, without limitation, any intellectual rights;

•	Granting any security interests for the benefit of any third party through collateralization of TJ YSLD's assets;

•	Assigning to any third party the Music Radio Operating Agreement; and

•	Selling, transferring and disposing of any license held by TJ YSLD.

Amortization expense on this contract for the year ended June 30, 2009 was $732,428.

The FM 90.5 contract rights that were capitalized in July 2008 and subsequently impaired on June 30, 2009 primarily relate to an exclusive contract acquired in connection with the acquisition of News Radio Limited which is being amortized over the 48-month contract period, beginning on July 1, 2008. The contract wass with the Beijing FM 90.5 radio station and provides 126 advertising minutes per day or 45,990 minutes per year. Amortization expense on this contract for year ended June 30, 2009 was $241,678 and has been included in amortization expense in the accompanying consolidated statements of operations and other comprehensive income (loss). See Note 12.

Amortization expense for the Company’s intangible assets for the years ended June 30, 2009 and 2008 was $1,630,702 and $0, respectively.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104. The Company purchases (i) advertising inventory in the form of advertising airtime, the unit being minutes, from radio stations and (ii) advertising pages from airline magazines. The Company then distributes these minutes and pages under various sales agreements. We recognize advertising revenue over the term of each sales agreement, provided evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.   Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions.  Barter revenue for the years ended June 30, 2009 and 2008 was $3,247,565 and $111,833, respectively.   Barter expense for years ended June 30, 2009 and 2008 was $2,205,597 and $80,494, respectively.   Under PRC regulations, the Company is required to pay certain taxes on revenues generated. These taxes include:

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

Cost of Revenue

The Company expenses advertising cost monthly according to the terms of the underlying contracts. The entire cost of the contract is expensed evenly over the term of the agreement starting on the date advertising is first expected to take place. As the advertising inventory does not carry forward, all minutes are expensed whether sold or not.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, and an Amendment of Financial Accounting Standards Board ("FASB") Statement No. 123.” The Company recognizes in its statements of operations and other comprehensive income (loss) the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of June 30, 2009, there were outstanding options to purchase 641,820 shares of common stock and warrants to purchase 11,180,294 shares of common stock.

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

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the Unites States. Balances at financial institutions within the PRC are not covered by insurance. As of June 30, 2009 and June 30, 2008, the Company had deposits in excess of federally insured limits totaling $7,907 and $2,354,139 (based on the June 30, 2008 FDIC insurance limit of $100,000), respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses are included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of stockholders’ equity.  Such items, along with net income, are components of comprehensive income. Translation gains of $24,646 and $97,363 at June 30, 2009 and June 30, 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with SFAS No. 128 “Earnings Per Share” ("SFAS 128"),  Net earnings per share for all periods presented has been restated to reflect the adoption of SFAS 128.  Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were options to purchase 641,820 and 1,040,000 shares of common stock and warrants to purchase 11,480,294 and 1,480,294 shares of common stock outstanding as of June 30, 2009 and 2008, respectively.  The Company had issued and outstanding convertible preferred stock that converted to 2,083,333 and 100,673,600 shares of common stock as of June 30, 2009 and 2008, respectively.  For the year ended June 30, 2009, the Company incurred a net loss in the accompanying statements of operations and other comprehensive income (loss) of $6,425,846.   For the same period in 2008, the Company incurred a net loss in the accompanying statements of operations and other comprehensive income of $1,540,484.  Therefore, the effect of options and warrants outstanding is anti-dilutive during the years ended June 30, 2009 and 2008.  On June 30, 2009 and 2008 the following potentially dilutive shares were excluded from diluted loss per share for all periods presented because of their anti-dilutive effect:

	2009	2008
Options	641,820	1,040,000
Warrants	11,880,294	1,480,294
Convertible preferred stock	2,083,333	101,923,600
	14,605,447	104,443,894

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128. For the years ended June 30, 2009 and 2008:

	2009	2008
Net loss	$(6,425,846)	$(1,540,484)

Weighted average shares outstanding	63,015,287	4,392,917
Diluted effect of convertible preferred stocks, options and warrants	-	-
Weighted average shares - diluted	63,015,287	4,392,917

Earnings (loss) per share:
Basic	$(0.102)	$(0.351)
Diluted	$(0.102)	$(0.351)

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

Minority Interest in Subsidiaries

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, a BVI company and a wholly-owned subsidiary of Music Radio Limited. As a result of this purchase, the Company recognized initial minority interest on its consolidated balance sheet of $15,524. The income (loss) attributed to minority interest has been separately designated in the accompanying statements of operations and other comprehensive income (loss).

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

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, and on July 21, 2008, the Company purchased 100% of the common stock of News Radio Limited. Additionally, on November 28, 2008, the Company entered into and closed the Music Radio Acquisition Agreement with Well Chance, Music Radio Limited, and the Music Radio Shareholders, pursuant to which the Company acquired control of YSLD, another variable interest entity. Due to certain restrictions imposed upon Chinese advertising companies, direct investment and ownership of media and advertising companies in the PRC is prohibited. Therefore, the Company acquired control of TJ YSLD and the Company acquired control of Beijing Mahiesi Advertising International Co., Ltd. (through its purchase of News Radio Limited). The Company structured the Music Radio Limited and News Radio Limited transactions to comply with such restrictions.

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

Because the Company has not been involved in advertising outside of China for the required number of years, the Company’s domestic PRC operating subsidiaries, which are considered foreign-invested, are currently ineligible to apply for the required advertising services licenses in China.  The Company’s PRC operating affiliates hold the requisite licenses to provide advertising services in China and they are owned or controlled by PRC citizens designated by the Company.  The Company’s radio advertising business operates in China though contractual arrangements with consolidated entities in China.  The Company and its newly acquired PRC subsidiaries have entered into contractual arrangements with TJ YSLD, Beijing Mahiesi Advertising International Co., Ltd. and YSLD as well as their respective shareholders under which:

•	the Company is able to exert significant control over significant decisions about the activities of TJ YSLD, Beijing Mahiesi Advertising International Co., Ltd. and YSLD,

•
a substantial portion of the economic benefits and risks of the operations of TJ YSLD, Beijing Mahiesi Advertising International Co., Ltd. and YSLD have been transferred to the Company through a revenue assignment agreement, and

•
The equity owner of TJ YSLD, Beijing Mahiesi Advertising International Co., Ltd. and YSLD does not have the obligation to absorb the losses of TJ YSLD Beijing Mahiesi Advertising International Co., Ltd. or YSLD.

As the Company is able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks have been transferred to the Company, it has determined that the advertising entities, TJ YSLD, Beijing Mahiesi Advertising International Co., Ltd. and YSLD meet the definition of a VIE. Further, the Company is considered to be the primary beneficiary of the risks and benefits of equity ownership of TJ YSLD, Beijing Mahiesi Advertising International Co., Ltd. and YSLD and thus has consolidated these entities in its accompanying financial statements as of June 30, 2009.

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

As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheets at fair value.

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities”, which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.    . This statement will not have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS 163”).The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this statement, issued by enterprises included within the scope of Statement No. 60. Accordingly, this statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of FASB Statement No. 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement will not have an effect on the Company’s financial statements.

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

In April 2008, the FASB issued FSP 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. This statement will not have an impact on the Company’s financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” ("FSP 157-3") which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the financial position or results for the year ended June 30, 2009.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred.   The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP FAS 157-4 is to applied prospectively with retrospective application not permitted and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt FSP FAS 157-4. We are currently evaluating FSP FAS 157-4 but do not believe that it will have a significant impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”) which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted SFAS 165 during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE. SFAS 167 also requires additional disclosures about a company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and the Company is currently assessing the impact of adopting SFAS 167.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the first quarter of 2010 fiscal year, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Note 3 – Prepaid Expenses

The Company prepaid expenses at June 30, 2009 and 2008 were as follows:

	2009	2008

Accounting services	$-	$14,749
Capital raising	60,000	9,362
Computers, furniture and office equipment	-	20,200
Insurance	-	7,966
Investor relations	93,534	34,619
Legal Services	1,642	2,368
Other	9,924	-
Rent	-	11,687
Selling expense including commissions and marketing services	-	212,784
	$165,100	$313,735

Capital raising of $60,000 for the year ended June 30, 2009 relates to a retainer payment made to Susquehanna Financial Group, LLLP (“SFG”), an investment banker who has been engaged to assist the Company with raising additional capital.  Investor relations at June 30, 2009 of $93,534 represents prepayments made to consultants engaged to assist with the promotion of the Company.

Note 4 - Deferred Costs and Unearned Revenues

Deferred costs at June 30, 2009 arise from barter transactions by which the Company received services for future period use in exchange for advertising.   Unearned revenue at June 30, 2009 arises from both normal trade sales and barter trade sales.  For barter sales, unearned revenue arises when the Company enters into a barter sales agreement, pursuant to which the delivery of the service crosses financial reporting periods.   For normal trade sales, unearned revenue arises when a customer prepays for advertising to be delivered in subsequent periods

Note 5 - Long term deposits, contract guarantees and transaction deposits

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

Long term deposits, contract guarantees and transaction deposits consisted of the following:

	June 30,
	2009	2008

Deposit for Music Radio Acquisition	$-	$500,000
	$-	$500,000

Note 6 - Accrued Liabilities

Accrued liabilities in the accompanying consolidated balance sheets at June 30, 2009 and 2008 consisted of the following:

	2009	2008

Compensation	$79,439	$120,833
Revenue and tax levies	171,343	102,612
Legal fees	161,303	161,303
Commissions	-	41,669
Payroll taxes and employee welfare expenses	12,617	19,778
Other accrued expenses	32,621	21,092
Rent	4,482	3,056
Income taxes (PRC)	424,574	135,125
Cost of advertising media	7,667	-
	$894,046	$605,468

Note 7 - Notes Payable

RMK Emerging Growth Opportunity Fund LP Note Agreement

On January 31, 2008, in connection with the Share Exchange Agreement discussed under Note 1, Well Chance entered into a loan agreement by and between Well Chance and RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which Well Chance had the right to borrow $375,733 from RMK as a short-term bridge loan. The advances on the loan occurred in February 2008, and are due one year from the date of the initial advance along with all applicable loan fees. Notwithstanding the foregoing, in the event of the issuance and sale of equity or equity-linked securities by Well Chance or the Company to investors (other than investors who are stockholders of Well Chance at the time of the loan), which issuance and sale results in gross proceeds to Well Chance of at least $3,000,000 prior to the maturity date, then full repayment of the loan amount, the loan fee and any additional loan fee owed to RMK as of the closing date of such financing (as calculated above) shall be payable by the Company to RMK no later than five business days after the closing date of the equity financing. On July 1, 2008, the Company raised $3,000,000 through an unregistered sale of its Series A convertible preferred stock. As of June 30, 2009, the note had not been repaid and the full $375,733 principal balance and $360,991 of accrued interest is outstanding on the RMK note. The Company has classified the loan as short-term in the accompanying balance sheets.

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

The due date on this loan was February 10, 2009.  The Company has worked diligently with RMK to extend the note.  As of this filing, the Company expects to have a finalized extension in place in December 2009.  Related party interest expense of $334,444 has been included in the accompanying statements of operations and other comprehensive loss for the year ended June 30, 2009.   Related party interest expense of $195,256 has been included in the accompanying statements of operations and other comprehensive loss for the year ended June 30, 2008.  Of the $375,733 original loan amount, the full $375,733 is outstanding and is classified as related party note payable in the amount of $375,333, net of debt discount of $0 in the accompanying consolidated balance sheets at June 30, 2009. RMK is a fund controlled by a shareholder who is also the CEO of ARC Investment Partners, LLC, a shareholder of the Company. (See Note 14)

Kantor and Blueday Loan Agreements

On March 30, 2008, the Company entered into a loan agreement (the "Kantor Loan") with Jonathan Kantor of $100,000. In connection with the Kantor Loan, the Company issued warrants to purchase 40,000 shares of common stock with an exercise price of $2.50 per share. See Note 10.

Also on March 30, 2008, the Company entered into a loan agreement (the "Blueday Loan”) with Blueday Limited ("Blueday"), of $250,000. In connection with the Blueday Loan, the Company issued warrants to purchase 50,000 shares of common stock with an exercise price of $2.50 per share. See Note 10.

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

On June 30, 2008, waivers of default were executed on the Kantor and Blueday loans, extending the term of the loans to August 31, 2008.  The Company has continued dialogue with the note holders and no formal request for payment has been made.  As of June 30, 2009, the Company owed $83,367, on the Kantor Loan representing $33,000 of principal and $50,367 of interest and additional fees. As of June 30, 2009, the Company owed $113,811, on the Blueday Loan representing $23,000 of principal and $90,811 of interest and additional expenses.

Newport Loan Agreement

On April 21, 2008, the Company entered into a loan agreement with Newport Capital Asset Management Group, a California corporation ("Newport"), pursuant to which Newport loaned the Company $200,000. Pursuant to the terms of the loan agreement, the Company must repay the loan amount plus the loan fee and any additional loan fee (each as described below) on or before 180 days following the loan date. If the Company repays the loan amount on or before 120 days following the loan date, then the loan will be subject to a loan fee equal to $60,000. In the event the loan amount and the loan fee are not repaid in full on or before the 120th day after the loan date, then, in addition to the loan amount and the loan fee, the total amount due and payable to Newport under the loan agreement shall also include an additional loan fee that shall be a percentage of the remaining outstanding loan amount at the time repayment is made. If any repayment is made on the 121st calendar day after the loan date and for the 29-day period thereafter, the additional loan fee shall be 10% of the remaining outstanding loan amount at the time repayment is made. In addition, the additional loan fee shall increase to 20% for the 30-day period subsequent to the initial 30-day period and shall continue to increase by 2% increments for each 30-day period thereafter until the Company makes full repayment of the remaining outstanding loan amount, the loan fee and any additional loan fee due to Newport. Any partial repayment made by the Company prior to the maturity date will be applied in accordance with a formula set forth in the loan agreement by dividing such partial repayments between the outstanding loan amount, the loan fee and any additional loan fee due on the date of repayment. In the event the Company does not repay the loan in full, including the loan amount, the loan fee and any additional loan fee, on or before the maturity date, then (a) the Company will be in default of its obligations under the loan agreement, (b) the additional loan fee will continue to increase by 2% increments for each 30-day period until the loan is repaid in full and (c) Newport will have the right to terminate the loan agreement and declare all amounts owed on the loan immediately due and payable. Notwithstanding the foregoing, in the event of the issuance and sale of equity or equity-linked securities by Well Chance or the Company to investors (other than investors who are stockholders of Well Chance at the time of the loan), which issuance and sale results in gross proceeds to Well Chance of at least $3,000,000 prior to the maturity date, then full repayment of the loan amount, the loan fee and any additional loan fee owed to Newport as of the closing date of such financing (as calculated above) shall be payable by the Company to Newport no later than five business days after the closing date of such financing. On September 26, 2008 , the Company repaid the $200,000 principal of the note and $60,000 of  loan premium.

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

On September 26, 2008, the Company repaid $260,000 to Newport Capital which represents a repayment of $200,000 principal balance, plus $60,000 of interest expense. As of June 30, 2009, the Company owed Newport Capital $0.

	Original Note Balance	Balance as of June 30, 2009
Kantor	$100,000	$33,000
Blueday	250,000	23,000
Newport	200,000	0
Gross notes payable	$550,000	$56,000
Debt discounts		-
Notes payable, net		$56,000

Interest expense in the accompanying statements of operations and other comprehensive loss was $225,178 and $262,171 for the years ended June 30, 2009 and 2008, respectively.

Note 8 - Other Payables

Following is a summary of other payables at June 30, 2009 and 2008:

	2009	2008

Insurance	$6,455	$-
Office Expenses	4,483
Service commitment to provide advertising pages	74,957	74,496
Due related to termination of radio contracts	168,360	-
Duties and levies	185,703	-
Other	-	7,275
	$439,958	$81,771

Note 9 - Variable Interest Entities

At June 30, 2009, the Company consolidated the balance sheets and operations of TJ YSLD, the VIE controlled under the May 30, 2008 Music Radio Limited acquisition. On July 21, 2008, the Company completed the acquisition of News Radio Limited, and with the purchase the Company acquired control of Beijing Mahiesi Advertising International Co., Ltd., another VIE. On November 28, 2008, the Company entered into and closed the Music Radio Share Purchase Agreement with Well Chance, Music Radio Limited, and the Music Radio Shareholders pursuant to which the Company acquired control of YSLD, HTLG another VIE. See Note 12 for acquisition details. TJ YSLD, YSLD and HTLG have been consolidated with the Company’s financial statements at March 31, 2009.

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

The intangible assets acquired have been recorded at fair value, as required under FIN 46R. The Company consolidated all balances in the accompanying March 31, 2009 consolidated balance sheets. The operations of the VIE for the period from July 21, 2008 (date of acquisition) through June 30, 2009 have been included in the Company’s consolidated statements of operations and other comprehensive income (loss). See Note 12 for details of the acquisition.

The Company has accounted for the acquisition of YSLD in a manner similar to a pooling of interests due to VIE common control at the time of the transaction. This accounting treatment requires the Company to restate its historical consolidated financial statements from July 1, 2007 through the date of acquisition that includes a consolidation of YSLD from that date. Fair value of the variable interest entity associated with YSLD is not considered when accounting for the acquisition in a manner similar to a pooling of interests. The operations of the VIE for the years ended June 30, 2009 and 2008 have been included in the Company’s consolidated statements of operations and other comprehensive income (loss). See Note 12 for required disclosures for the acquisition of YSLD.

Note 10 - Stock Options and Warrants

Stock Options

The Company entered into an employment agreement with Mr. Jeffrey Dash on January 31, 2008. Effective January 31, 2008, Mr. Dash was appointed President and Chief Executive Officer of the Company. Pursuant to the employment agreement Mr. Dash was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The options vest over 33 months, with 25% of the options vesting after the first three months and the remaining 75% of the options vesting equally every three months at a rate of 30,000 shares per month. The fair value of the options was $120. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 100%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

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

Following is a summary of the stock option activity:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of July 1, 2008	1,040,000	$2.88	$-
Granted	-	-	-
Forfeited	398,180	3.10	-
Exercised	-	-	-
Outstanding as of June 30, 2009	641,820	$2.75	-
Exercisable options:
June 30, 2008	194,224	$2.69	-
June 30, 2009	426,153	$2.78	-

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

On April 21, 2008, and pursuant to the terms of a loan agreement with Newport Capital Group ("Newport"), the Company issued Newport a warrant to purchase 40,000 shares of the Company's common stock at an exercise price of $2.50 per share, subject to adjustment under the terms of the warrant. The warrant is exercisable upon issuance and until the third anniversary of the loan date. The warrant may be exercised in a cashless manner. The relative fair value of the warrant was $554,536 and was determined using the Black-Scholes option pricing model and the following assumptions:  (1) term of four months, (2) a risk free interest rate of 0.9%, (3) a dividend yield of 0% and (4) volatility of 96%. Of the $200,000 proceeds from the loan, the relative fair value of the warrant is recorded as a debt discount and has been amortized over the term of the loan. In addition, since this warrant is exercisable into shares of common stock at a one to one ratio, an embedded beneficial conversion feature was recorded in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The relative fair value of the beneficial conversion feature was $44,626 and has been classified in additional paid-in capital in the June 30, 2009 consolidated balance sheets.

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

On August 29, 2008, the Company issued warrants to purchase 300,000 shares of the Company's common stock to Maoming in connection with a preferred stock placement that took place on the same date (see Note 11) and in connection with its preferred placement on July 1 2008. The warrants are immediately exercisable at an exercise price of $2.50 per share until their expiration on August 28, 2011 and are exercisable on a cashless basis at any time after August 29, 2009 and until August 28, 2011, if the common stock underlying the warrants has not been registered with the SEC by such date. The relative fair value of the 300,000 warrants issued with the Series A convertible preferred stock was $189,670. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.5 years; (2) volatility of 92%, (3) risk free interest of 2.4% and (4) dividend rate of $0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature would be calculated as a discount to additional paid in capital in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” However, the conversion price on the issuance date was greater than the stock price on that date and thus no intrinsic value arose from the issuance of the convertible preferred shares. Therefore, no beneficial conversion feature was recognized on the Company’s accompanying consolidated balance sheets.

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

Note 11 - Stockholders Equity

Unregistered Sale of Series A Convertible Preferred Stock

On August 29, 2008, the Company completed the sale of 625,000 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 300,000 shares of the Company's common stock to Maoming for gross proceeds of $1,500,000. Subsequently, on March 4, 2009, the Company completed the sale of 62,500 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 30,000 shares of the Company's common stock to Maoming for gross proceeds to the Company of $150,000.  On April 14, the Company completed the sale of 104,167 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 50,000 shares of the Company's common stock to Maoming for gross proceeds to the Company of $250,000.  On June 23, the Company completed the sale of 41,667 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 20,000 shares of the Company's common stock to Maoming for gross proceeds to the Company of $100,000. The sale of the Series A convertible preferred stock and warrants to Maoming occurred pursuant to the terms of a Securities Purchase Agreement (the "Maoming Purchase Agreement") dated March 31, 2008. The Maoming Purchase Agreement closed in connection with the Company’s previously announced acquisition of its second media advertising business operating in the China, PRC News Radio Limited.

The warrants issued to Maoming are immediately exercisable at an exercise price of $2.50 per share until their expiration on August 28, 2011 and are exercisable on a cashless basis at any time after August 29, 2009 until August 28, 2011 if the common stock underlying the warrants has not been registered with the SEC by such date. See Note 10.

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

Series B Convertible Preferred Stock Issued in connection with YSLD and Conversion to Common Stock

As consideration for the acquisition of YSLD, the Company issued 5,033,680 shares of its newly created Series B convertible preferred stock to Ju Baochun, the owner of YSLD. Each share of the Series B convertible preferred stock was initially convertible into 20 shares of common stock, or an aggregate of 100,673,600 shares of common stock, representing 90.6% of the issued and outstanding common stock of the Company on an as-converted basis (not including the Company’s outstanding Series A convertible preferred stock, warrants or options). Under the terms of the Series B convertible preferred stock, all shares of this Series B convertible preferred stock are to be automatically converted into fully paid and non assessable shares of common stock on the date that the Company amends its Articles of Incorporation such that there is a sufficient number of shares of common stock authorized by the Company to allow full conversion of all outstanding shares of the Series B convertible preferred stock into shares of common stock. Further, the holders of the Series B convertible preferred stock are entitled to the same voting rights as if they were common stockholders of the Company, based on the number of shares of common stock into which the holder’s aggregate number of shares of the Series B convertible preferred stock are convertible. The Series B convertible preferred stock was converted into common stock on December 21, 2008, the date that the Company amended its Articles of Incorporation and authorized a sufficient number of shares to satisfy the conversion.  The Series B convertible preferred stock converted into 100,673,600 shares of common stock.

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

During the year ended June 30, 2009, the Company paid $749,990 towards the purchase of News Radio Limited, and at June 30, 2009, the Company recognized the remaining $256,275 in Related Party Payables in its consolidated balance sheets. See Note 14.

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

In connection with the closing of the News Radio Share Purchase Agreement CRI News Radio Limited, a Hong Kong company wholly owned by News Radio Limited through its subsidiary, a company organized in China, Legend Media (Beijing) Information and Technology Co., Ltd. ("Legend Media IT"), entered into an Exclusive Technical, Operational, Business Consulting and Services Agreement (the "News Radio Service Agreement") with Beijing Maihesi Advertising International Co., Ltd. and the News Radio Shareholders pursuant to which Legend Media IT became the exclusive provider of technical, operational, business consulting and other services to Beijing Maihesi Advertising International Co., Ltd. in exchange for a service fee and bonus as described in more detail in the News Radio Service Agreement. The term of the News Radio Service Agreement is 10 years with an automatic renewal for another 10-year term unless a party provides written notice that it does not wish to renew the News Radio Service Agreement. Beijing Maihesi Advertising International Co., Ltd. agreed to several important covenants in the News Radio Service Agreement, including (but not limited to), agreeing not to appoint any member of Beijing Maihesi Advertising International Co., Ltd.’s senior management without Legend Media IT's consent and to grant Legend Media IT certain informational rights. In addition, in the News Radio Service Agreement, each of the News Radio Shareholders (a) pledged his 100% equity interest in Beijing Maihesi Advertising International Co., Ltd. to Legend Media IT as a guarantee of Beijing Maihesi Advertising International Co., Ltd.’s fulfillment of its obligations under the News Radio Service Agreement; (b) granted to Legend Media IT or its designee an option to purchase any or all of his equity interest in Beijing Maihesi Advertising International Co., Ltd. at nominal value; and (c) agreed not to dispose of or encumber any of his equity interest in Beijing Maihesi Advertising International Co., Ltd. without Legend Media IT prior written consent.

During the year ended June 30, 2009, the Company paid $749,990 towards the purchase of News Radio Limited, and at June 30, 2009, the Company recognized the remaining $256,275 in Related Party Payables in its consolidated balance sheets. See Note 14.

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

For the purpose of this combination between YSLD and HTLG and pursuant the Music Radio Acquisition Agreement, the account receivables and accounts payable of HTLG related to the airline advertising business that occurred on or prior to November 30, 2008 shall remain with HTLG. The transaction is between parties under common control and has been accounted for in a manner similar to a pooling of interests. As a result of the transaction described above, the historical financial statements presented are a combination of YSLD and the airline magazine advertising business of HTLG, and the financial statements of the Company have been restated to report the results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at July 1, 2007. The Company’s consolidated balance sheets at December 31, 2008 and June 30, 2008, and the results of operations presented in the accompanying consolidated statements of operations and other comprehensive income (loss) for the years ended June 30, 2009 and 2008 are composed of the previously separate entities combined beginning July 1, 2007. This required the historical financial statements of the Company be restated to reflect the consolidation of YSLD under a method similar to a pooling of interests. The Company recorded the acquisition as a deemed dividend in the amount of $51,561,046, which represents the $51,343,536 value of the 100,673,600 common stock into which the Series B convertible preferred stock was convertible, less the net book value of YSLD net assets of ($217,510) on the date of acquisition. The closing of the Music Radio Acquisition Agreement gives the Company effective control of YSLD, a PRC-based company that has the exclusive sales contract for Xinhua Airline Magazine, the airline magazine for Hainan Airline Group.

Note 13 - Commitments and Contingencies

Leases

On May 1, 2008, the Company entered into a 19-month lease for premises in Tianjin, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 29,437 (approximately $4,310 per month, based on the exchange rate as of June 30, 2009)

On June 13, 2008, the Company entered into a two-year lease for premises in Beijing, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 31,800 (approximately $4,656 per month, based on the exchange rate as of June 30, 2009).

On October 27, 2008, the company entered into a one-year lease for corporate housing in Sanya, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 1,600 (approximately $234 per month, based on the exchange rate as of June 30, 2009).

On December 1, 2008, the company entered into a one-year lease for premises in Beijing, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 104,103 (approximately $15,240 per month, based on the exchange rate as of June 30, 2009).

On January 1, 2009, the company entered into a one-year lease for premises in Haikou, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 3,412 (approximately $500 per month, based on the exchange rate as of June 30, 2009).

On January 10, 2009, the Company entered into a two-year lease for premises in Shanghai, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 42,580 (approximately $6,234 per month, based on the exchange rate as of June 30, 2009).

On February 28, 2009, the company entered into a one-year lease for corporate housing in Qingdao, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 1,667 (approximately $244 per month, based on the exchange rate as of June 30, 2009).

On March 15, 2009, the company entered into a one-year lease for premises in Qingdao, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 7,500 (approximately $1,098 per month, based on the exchange rate as of June 30, 2009).

On March 18, 2009, the company entered into a one-year lease for corporate housing in Haikou, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 1,800 (approximately $264 per month, based on the exchange rate as of June 30, 2009).

At June 30, 2009, total future minimum lease payments under operating leases were as follows:

Amount
Year ending June 30, 2010	197,108
Year ending June 30, 2011	37,404
Thereafter	0
$234,512

During years ended June 30, 2009 and 2008, the Company had rent expense in the amount of $331,160 and $111,073, respectively

Note 14 - Related Party Transactions

Significant balances and transactions and balances with related parties are as follows:

a.   Amounts due to related parties

		June 30,
Party	Relationship	2009	2008
Classified as Related Party Payable
BaoChun Ju and affiliates (including his wife, Wei Xue, and Music Radio, Ltd.)	majority Shareholder	$1,667,679	$2,029,679	[1]
Beijing Hongtenglianguang Advertising Co., Ltd,	common control PRC entity	-	562,642	[2]
		1,667,679	2,592,321
Related party receivables offset against related party payables
Beijing Hongtenglianguang Advertising Co., Ltd,	common control PRC entity	(335,155)	-	[3]
		$1,332,524	$2,592,321

Classified as Related Party Note Payable
RMK Emerging Growth Fund,	controlled by a shareholder who is also the CEO of ARC Investment Partners	375,733	307,294	[4]
		$1,708,257	$2,899,615

1
BaoChun Ju and his wife Ms. Wei Xue, pursuant to the Music Radio Acquisition Agreement, became the beneficial owners of 90.6% of the Company’s common stock.  Mr. Ju and Ms. Xue Wei are also controlling shareholders of HTLG, YSLD and TJ YSLD.

2
HTLG is controlled by BaoChun Ju and his wife, Ms. Xue Wei.  Further, pursuant to the Music Radio Acquisition Agreement dated November 28, 2008, the Company gained effective control over the airline magazine advertising product line of HTLG. HTLG, as a related company under common control, has paid expenses on behalf of the Company.  In connection with the TJ YSLD contracts acquired with the May 30, 2008 acquisition, the Company pays advertising minutes contract costs of RMB208,833 per month to HTLG as pass-through to the counterparties in the contracts.  Further, for a period of time HTLG was providing sales and marketing support to the TJ YSLD for a fee equal to RMB105,000 per month and a variable portion equal 15% of revenues earned and collected per month.

3
HTLG is controlled by BaoChun Ju and his wife, Ms. Xue Wei.  HTLG performed sales functions for YSLD prior to the Music Radio Acquisition Agreement.  Some sales agreements dated prior to this agreement where in the name of HTLG and left as such for ease of customer service and administration.  As of June 30, 2009 the Company has a receivable balance from HTLG; however, since HTLG is controlled by BaoChun Ju and his wife, Ms. Xue Wei it shown as an offset to the amount due BaoChun Ju.

4
RMK is a fund controlled by a shareholder. RMK made advances to the Company in February and March 2008 for a total note issued of $375,733. The balances presented are net of the note discount and the movement relates to the amortization of such note.  See Note 7.

b.           During the periods indicated below, the Company closed three acquisitions with a related party; those transactions created related party payables as follows:

		Year ended June 30,
Party		2009	2008
BaoChun Ju and affiliates (including his wife, Wei Xue, and Music Radio, Ltd.)	majority Shareholder	$1,528,966	$2,000,000

c.  During the periods indicated below, services, mostly sales related, where provided by a related party that generated related party payables:

		Year ended June 30,
Party		2009	2008
Beijing Hongtenglianguang Advertising Co., Ltd,	common control PRC entity	$76,097	$39,786

d. Related parties paid for expenses on behalf of the company; the expenses paid included rent, commission and media related expenses:

		Year ended June 30,
Party		2009		2008
BaoChun Ju and affiliates (including his wife, Wei Xue, and Music Radio, Ltd.)	majority Shareholder	$117,332	[1]	$828
Beijing Hongtenglianguang Advertising Co., Ltd,	common control PRC entity	$1,108,087		$411,126
1  Includes $106,612 for an office in Beijing that the Company rents from BaoChun Ju; the rent per month is $15,241 which is based on fair market value.

e.  Related party collected cash from clients on the Company’s behalf:

		Year ended June 30,
Party		2009	2008
Beijing Hongtenglianguang Advertising Co., Ltd,	common control PRC entity	$993,340	$-

f. Related parties provided short term loans / advances to the Company to assist with working capital shortfalls:

		Year ended June 30,
Party		2009	2008
BaoChun Ju and affiliates (including his wife, Wei Xue, and Music Radio, Ltd.)	majority Shareholder	$244,467	$189,750
Beijing Hongtenglianguang Advertising Co., Ltd,	common control PRC entity	658,094	$-

g.  Related party borrowed cash from the Company:

		Year ended June 30,
Party		2009	2008
BaoChun Ju and affiliates (including his wife, Wei Xue, and Music Radio, Ltd.)	majority Shareholder	$-	$273,696

Note 15 – Income Taxes

On March 16, 2007, the National People’s Congress adopted the Enterprise Income Tax Law (the “New Income Tax Law”), effective on January 1, 2008, replaced the separate income tax laws for domestic enterprises and foreign-invested enterprises, which are PRC subsidiaries of the Company, by adopting unified income tax rate of 25% for most enterprises. In accordance with the implementation rules of the New Income Tax Law, the preferential tax treatments granted to various of the Company’s PRC entities did not continue and they are subject to the statutory 25% tax rate.

As income taxes are not calculated on a consolidated basis the individual entities may be subject to tax in cases where the group is not profitable.  Pursuant to the law the Company’s Chinese entities are subject to 25% tax.  During the year ended June 30, 2009, two of the Company’s Chinese operating entities, Beijing Yinse Lingdong Advertising Co., Ltd. and TJ YSLD, recognized a tax liability of $516,899 and $4,095, respectively.   For the year ending June 30, 2008, Beijing Lingdong Advertising Co., Ltd. recognized a tax liability of $132,419.

No provision for taxation has been made for Legend Media (Beijing) Consulting Company Limited, Legend Media (Beijing) Information and Technology Co., Ltd. and Beijing Mahiesi Advertising International Co., Ltd. for the years ended June 30, 2009 and 2008, as they did not generate any taxable profits during the periods.

Net operating losses for tax purposes of approximately $8,400,000 at June 30, 2009 are available for carryover in the PRC. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. When we demonstrate a history of profitable operation we will reduce our valuation allowance at that time.

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended June 30, 2009 and 2008 follows:

	2009	2008
U.S. statutory tax rate	(34)%	(34)%
Tax rate difference	9%	9%
Utilization of net operating loss	0%	0%
Valuation allowance	25%	25%
Effective income tax rate	0%	0%

Significant components of deferred tax assets and liabilities are as follows:

Deferred tax assets:
Bad debt allowance	$69,511
Net operating loss carryforwards	2,100,000
Total deferred tax assets:	2,169,511
Valuation allowance	(2,169,511)
Net deferred tax assets	$0

The Company adopted FIN No. 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at June 30, 2009, that would, if recognized, affect the effective tax rate.

Note 16 – Segment Information

Based on FAS 131, the Company identified one operating segment. The Company is only able to disaggregate revenue and cost of revenue data by product line. Further disaggregation is impracticable, because the Company’s customers and distribution methods overlap and management reviews its business as a single operating segment. Assets overlap between the two product lines as well. Thus, discrete financial information is not available by more than one operating segment.

	Years ended June 30,
	2009	2008
	(in dollars)
Revenue
Airline magazine advertising sales	$7,201,535	$3,532,822
Radio advertising sales	2,788,838	1,184,174
Other product lines	-	9,044
	$9,990,373	$4,726,040

Cost of Revenue
Airline magazine advertising sales	$2,783,148	$1,916,972
Radio advertising sales	2,332,850	659,813
Other product lines	-	212,705
	$5,115,998	$2,789,490

Gross Profit
Airline magazine advertising sales	$4,418,387	$1,615,850
Radio advertising sales	455,988	524,361
Other product lines	-	(203,661)
	$4,874,375	$1,936,550

Note 17- Subsequent Events (unaudited)

Considering the potential business opportunities available and the likelihood that certain radio business would continue to cause negative cash flow in the near future due to the global economic depression, management believes it’s for the best interest of the Company to restructure its current business assets and formulate a tailored business plan in response to the global and domestic economic changes, including (i) the disposal of FM90.5 and FM107.1 radio business and (ii) the assignment of FM92.5 and FM95.5 radio business to BJ YSLD (as defined below).

1. Termination Agreement with respect to the Radio Frequency FM90.5 and FM107.1

On July 20, 2009, Beijing Maihesi International Advertising Co., Ltd. ("Maihesi"), a company organized in the PRC and an affiliate of Legend Media, Inc. (the "Company"), entered into an agreement (the “Termination Agreement”) with Beijing Guoguang Guangrong Advertising Co., Ltd. (“Guoguang”), pursuant to which Maihesi and Guoguang terminated (i) the Exclusive Advertising Rights Agreement dated May 5, 2008 by and between Maihesi and Guoguang, under which Maihesi was originally granted the exclusive right to market and sell all broadcast advertising in connection with the frequency FM90.5 of China Radio International in Beijing (the “Beijing Agency Agreement”), and (ii) the Exclusive Advertising Rights Agreement dated August 4, 2008 by and between Maihesi and Guoguang, under which Maihesi was originally granted the exclusive right to market and sell all broadcast advertising in connection with the frequency FM107.1 of China Radio International in Shenzhen (the “Shenzhen Agency Agreement”, collectively with the Beijing Agency Agreement, the “Agency Agreements”).

According to the Termination Agreement, (i) Maihesi or its affiliate shall pay Guoguang RMB1,150,000 (which, as of June 30,2009, equaled approximately $168,360) as compensation for the early termination of the Beijing Agency Agreement, (ii) Maihesi agrees to forsake the deposits in the amount of RMB2,760,000 and RMB1,050,000 under the Beijing Agency Agreement and Shenzhen Agency Agreement, respectively (which, as of June 30, 2009, was approximately $404,064 and $153,720 respectively), (iii) Guoguang agrees to forsake the accrued cost for the advertising minutes payable to Guoguang (approximately RMB 3,592,323, which, as of June 30,2009, was approximately $525,916), and (iv) both Maihesi and Guoguang agree to waive any claims and refrain from initiating any legal proceedings against the other party arising from or in connection with the terminated Agency Agreements. In addition, the Termination Agreement contains other covenants, agreements and default and confidentiality provisions that the reader is encouraged to review.

2.  Business Assignment with respect to the Radio Frequency FM95.5 and FM92.5.

Atis (as defined below) used to have existing agreements with TJ YSLD,with respect to the exclusive right to market and sell all broadcast advertising in connection with the frequency FM92.5 and FM95.5 of China National Radio Station Music Radio in Tianjin and Xi’ an, respectively. To optimize the operations of the Company and save administrative expenses, the management determines to cause such agreements be assigned to BJ YSLD.

YSLD entered into a cooperation agreement (the “FM95.5 Agency Agreement”) with Beijing Atis Advertising Co., Ltd. (“Atis”), a company organized in the PRC, pursuant to which (i) BJ YSLD is granted exclusive right to market and sell all broadcast advertising in connection with the frequency FM95.5 of China National Radio Station Music Radio in Xi’an for a term commencing from June 16, 2009 and ending on December 31, 2010; (ii) the annual cost for the advertising minutes in the year of 2009 and 2010 is RMB595,835 and RMB1.1 million respectively (which, as of the date hereof, equal to approximately USD87,217 and USD161,016, respectively); (iii) BJ YSLD has the right of first refusal to renew the FM 95.5 Agency Agreement upon expiration; and (iv) BJ YSLD is required to deposit RMB356,667 (which, as of the date hereof, equal to approximately USD52,208). In addition, the FM95.5 Agency Agreement contains other covenants, agreements and default and confidentiality provisions that the reader is encouraged to review.

BJ YSLD entered into a cooperation agreement (the “FM92.5 Agency Agreement”) with Atis, pursuant to which (i) BJ YSLD is granted exclusive right to market and sell all broadcast advertising in connection with the frequency FM92.5 of China National Radio Station Music Radio in Tianjin for a term commencing from June 15, 2009 and ending on December 31, 2010; (ii) the 12-month period cost for advertising minutes is RMB2.5 million (which, as of the date hereof, equal to approximately USD365,946); (iii) BJ YSLD has the right of first refusal to renew the FM 92.5 Agency Agreement upon expiration; and (iv) BJ YSLD is required to deposit RMB500,000 (which, as of the date hereof, equal to approximately USD73,189). In addition, the FM92.5 Agency Agreement contains other covenants, agreements and default and confidentiality provisions that the reader is encouraged to review.

In reviewing subsequent events, management considers events that take place up to and including the date of approval of the financial statements by management on October 2, 2009.