Form 10-Q
period 2009-09-30
Legend Media, Inc.
filed 2009-12-22
CIK 1367993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes ☐ No ☒

Number of shares outstanding of the registrant's common stock as of December 22, 2009:

112,813,355 shares of Common Stock, $0.001 par value per share

PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLDIATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009

	September 30,	June 30,
	(unaudited)
CURRENT ASSETS:
Cash & cash equivalents	$132,753	$169,343
Accounts receivable, net of allowance for doubtful accounts of $206,497 and $160,147 for September 30 and June 30, respectively	1,302,679	1,640,226
Vendor deposits	29,672	111,682
Prepaid expenses	603,046	165,100
Deferred costs	1,552,784	1,583,115
Other receivables	22,845	5,789

Total current assets	3,643,779	3,675,255

Property and equipment, net	85,704	113,824

Intangible assets, net	6,991,737	7,294,089

TOTAL ASSETS	$10,721,220	$11,083,168

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$711,102	$1,934,080
Accrued liabilities	890,600	894,046
Accrued interest	579,996	502,168
Unearned revenue	605,844	1,130,662
Short term notes payable	56,000	56,000
Related party note payable	375,733	375,733
Related party payables	2,062,933	1,332,524
Other payables	294,015	439,958

Total current liabilities	5,576,223	6,665,171

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Legend Media, Inc. stockholders' equity
Series A convertible preferred stock - 20,000,000 shares authorized, par value $0.001, 2,083,333 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	2,083	2,083
Common stock - 127,000,000 shares authorized, par value $0.001, 112,813,355 and 111,013,355 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	112,813	111,013
Additional paid-in capital	69,989,884	69,165,562
Accumulated deficit, deemed dividends related to entities under common control	(56,840,249)	(56,854,346)
Accumulated deficit, from operations	(8,165,671)	(8,030,961)
Total Accumulated deficit	(65,005,920)	(64,885,307)
Other comprehensive income	46,137	24,646
Total Legend Media, Inc stockholders' equity	5,144,997	4,417,997
Non-controlling interest	-	-
Total stockholders' equity	5,144,997	4,417,997
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,721,220	$11,083,168

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

	2009	2008

Revenue	$2,160,432	$2,324,491

Cost of revenue	994,927	1,162,682

Gross profit	1,165,505	1,161,809

Operating expenses:
Selling expenses	757,860	490,642
General and administrative expenses	1,001,000	947,323
Depreciation and amortization expense	306,962	410,642
Total operating expenses	2,065,822	1,848,607

Loss from Operations	(900,317)	(686,798)

Non-operating income (expense):
Interest income	248	183
Interest expense	(98,060)	(169,784)
Related party interest expense	(66,380)	(95,022)
Foreign exchange gain (loss)	(22,246)	3,124
Gain on termination of variable interest entity agreements	997,605	-
Other	-	(17,349)
Total non-operating income (expense)	811,167	(278,848)
Loss before income tax	(89,150)	(965,646)
Income tax	16,876	177,445
Net loss	(106,026)	(1,143,091)
Less: Loss attributable to noncontrolling interest	-	(12,732)
Net loss attributable to Legend Media, Inc. common shareholders	(106,026)	(1,155,823)
Other comprehensive income
Foreign currency translation gain	46,137	33,403
Comprehensive loss	(59,889)	(1,122,420)
Comprehensive loss attributable to noncontrolling interest	-	150
Comprehensive losss attributable to Legend Media, Inc. common shareholders	$(59,889)	$(1,122,270)

Weighted average shares outstanding :
Basic	111,404,659	10,315,918
Diluted	111,404,659	10,315,918

Loss per share:
Basic	$(0.0010)	$(0.1120)
Diluted	$(0.0010)	$(0.1120)

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributed to Legend Media, Inc.	$(106,026)	$(1,155,823)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	306,962	411,873
Amortization of debt discounts	-	128,473
Warrant expense	86,611	-
Fair value of stock options	447,423	137,986
Common stock issued for services	450,000	-
Loss from minority interest in subsidiary	-	12,732
Gain on termination of variable interest entity agreements	(997,605)	-
Change in allowance for uncollectible accounts	(46,350)	-
Barter revenues	(844,864)	(395,834)
Barter expenses	417,434	148,198
Changes in operating assets and liabilities:	-
Accounts receivable	(35,977)	(485,963)
Vendor deposits	82,010	(7,115)
Prepaid expenses	(437,770)	(343,563)
Other receivables	(105,389)	2,031
Accounts payable	(1,039,853)	64,306
Accrued liabilities	135,498	237,202
Other payables	29,478	261,768
Related party payables	1,521,905	204,397
Unearned revenue	(106,610)	340,515
Accrued interest	77,828	6,418
Net cash used in operating activities	(165,295)	(432,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long term deposits, contract guarantees and transaction deposits	-	(500,000)
Purchase of property and equipment	2,953	(56,023)
Cash acquired in acquisition of variable interest entity	-	286
Payment on termination of variable interest entity	(174,239)	-
Disposition of cash balances on termination of variable interest entities	(5,439)
Payment on acquisition of Music Radio Limited	-	(249,990)
Net cash used in investing activities	(176,725)	(805,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(360,000)
Proceeds from sale of convertible preferred stock	-	1,500,000
Contributed capital	300,000	9,366
Net cash provided by financing activities	300,000	1,149,366

Effect of exchange rate changes on cash and cash equivalents	5,430	9,280

NET DECREASE IN CASH & CASH EQUIVALENTS	(36,590)	(79,480)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	169,343	3,372,499

CASH & CASH EQUIVALENTS, ENDING BALANCE	$132,753	$3,293,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Legend Media, Inc., formerly known as Noble Quests, Inc. (hereinafter referred to as the “Company,” “Legend Media,” “we,” “us,” or “our”), was organized as a Nevada corporation on March 16, 1998, to sell multi-media marketing and other related services to network marketing groups. Specifically, the Company assisted network marketers in using marketing tools such as public relations, advertising, direct mail, collateral development, electronic communications and promotion tools to increase product and service awareness.

On January 31, 2008, the Company entered into a Share Exchange Agreement with Well Chance Investments Limited (“Well Chance”) and Well Chance's sole shareholder (the "Well Chance Shareholder"), which was recorded for as a reverse acquisition under the purchase method because Well Chance obtained control of the Company. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity.

Well Chance was incorporated under the laws of the British Virgin Islands (BVI) as an International Business Company on February 22, 2005. The Company is focused on building a consumer advertising network in the People’s Republic of China (the “PRC”) focused on the Chinese radio advertising industry and advertising media that targets the consumer base of China.

On May 8, 2008, the Company and Well Chance entered into a Share Purchase Agreement (the “Music Radio Share Purchase Agreement”) with Music Radio Limited (“MRL”), a BVI company, and all of the shareholders of MRL (the “Music Radio Shareholders”), for the purchase of radio advertising rights in Tianjin, PRC. Pursuant to the Music Radio Share Purchase Agreement, Well Chance (a) issued shares of the Company's common stock with an aggregate value of US$7,160,714 based on the weighted average trading price of the Company's common stock for the 90 trading days immediately preceding May 8, 2008 (1,892,559 shares), and (b) paid US$2,000,000, in consideration for the purchase of 80% of the common stock of Legend Media Tianjin Investment Company Limited, a BVI company and a wholly owned subsidiary of MRL.  The closing of the Music Radio Share Purchase Agreement occurred May 30, 2008, and the Company secured effective control of the exclusive sales contract for the Tianjin, PRC based FM 92.5 radio channel. Tianjin, PRC is a city with a population over 11.5 million.  The exclusive sales contract provides the Company with 19,710 minutes per year of advertising space. The contract is up for renewal annually and expires December 31, 2009.

On July 21, 2008, Legend Media closed a transaction pursuant to which Well Chance purchased 100% of the common stock of News Radio Limited, a BVI company, for (a) shares of the Company's common stock with an aggregate value of 2,000,000 Chinese Renminbi ("RMB") ($287,728 based on the currency exchange rate on June 5, 2008) based on the weighted average trading price of the common stock for the 30 trading days immediately before June 4, 2008 (67,388 shares) payable on the closing date, (b) RMB5,250,000 (approximately $755,287 based on the currency exchange rate on June 5, 2008) payable 28 days after the closing date, and (c) RMB1,600,000 (approximately $230,182 based on the currency exchange rate on June 5, 2008) payable 90 days after the closing date. The transaction occurred pursuant to the terms of a Share Purchase Agreement  (the “News Radio Share Purchase Agreement”) the Company entered into on June 4, 2008 with Well Chance and all of the shareholders of News Radio Limited (the “News Radio Shareholders”). The closing gave Legend Media effective control of the PRC-based company that has the exclusive sales contract for the Beijing, PRC based radio channel FM 90.5.

On August 4, 2008, Beijing Merci International Advertising Co., Ltd., a company organized in the PRC and an affiliate of Legend Media, entered into an Exclusive Advertising Rights Agreement with Beijing Guo Guangrong Advertising Co., Ltd. (the "Beijing Merci Agreement"), pursuant to which Beijing Merci International Advertising Co., Ltd. acquired 45,990 advertising minutes per year on FM 107.1, a news and entertainment radio station that broadcasts to the Shenzhen region of the PRC. The Exclusive Advertising Rights Agreement closed August 31, 2008 and expires on September 30, 2010.

On October 28, 2008, Tianjin Yinse Lingdong Advertising Co. Ltd. (“TJ YSLD”) , a company organized in the PRC and an affiliate of Legend Media, entered into an Exclusive Advertising Rights Agreement with Beijing Attis Advertising Co., Ltd., pursuant to which TJ YSLD acquired 19,710 advertising minutes per year on FM 95.5, a music and entertainment radio station that broadcasts to the Xi’an region of the PRC. The exclusive contract gives Legend Media an additional 19,710 minutes of radio advertising targeting Shenzhen.  Effective July 20, 2009, the Company disposed of Tianjin Yinse Lingdong Advertising Co., Ltd. ("TJ YSLD") through a termination of the VIE agreement, and re-assigned the future contract rights to Beijing Yinse Lingdong Advertising Co., Ltd. ("BJ YSLD").

Considering the potential business opportunities available and the likelihood that certain radio business would continue to cause negative cash flow in the near future due to the global economic depression, the Company restructured its current business assets and formulated a business plan in response to the global and domestic economic changes, including (i) the disposal of FM90.5 and FM107.1 radio business and (ii) the assignment of FM92.5 and FM95.5 radio business to BJ YSLD.

On November 28, 2008, the Company entered into and closed an Acquisition Agreement (the "Music Radio Acquisition Agreement") with Well Chance, MRL, and the Music Radio shareholders, Ju Baochun and Xue Wei (the "Music Radio Shareholders"). Pursuant to the Music Radio Acquisition Agreement, the Company acquired control over BJ YSLD and caused the contribution of an airline magazine advertising business of Beijing Hongtenglianguang Advertising Co., Ltd (“HTLG”), a PRC company 100% owned by the Music Radio Shareholders, to BJ YSLD. In exchange for the acquisition of control, the Company issued 5,033,680 shares of its newly-created Series B convertible preferred stock ("Series B Preferred Stock") to the Music Radio Shareholders and two warrants to purchase an aggregate of 10,000,000 shares of the Company's common stock, to Ju Baochun. The closing gives Legend Media effective control of BJ YSLD, a PRC-based company, and BJ YSLD’s exclusive sales contract with Xinhua Airline Magazine.  The airline magazine reaches a potential audience approaching 20 million passengers per year.  The exclusive contract with Xinhua Airline Magazine provides 80 pages of advertising per monthly issue.  The exclusive contract expires March 31, 2010 and will be up for renewal prior to that date.

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

As a result of the Music Radio Acquisition Agreement and the reverse merger transaction with Well Chance, the historical financial statements presented are those of Well Chance and BJ YSLD.  At the time of the reverse merger, Well Chance’s historical financials became those of the Company.  The subsequent Music Radio Acquisition Agreement, which gave the Company control of BJ YSLD, was between entities under common control and, as such, accounted for similarly to a pooling of interests.

Well Chance conducts its business operations through its 80% owned subsidiary, Legend (Beijing) Consulting Co., Ltd., and its wholly owned subsidiary, Legend (Beijing) Information and Technology Co., Ltd., each of which are incorporated under the laws of the PRC.

As of December 15, 2009, the Company had exclusive sales rights for one airline.

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

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the three months ended September 30, 2009, the Company generated net loss of $106,026, and has a working capital deficit of $1,932,444 as of September 30, 2009.  The working capital deficit includes $2,062,933 of related party payables.

As further described in Note 6, On January 31, 2008, in connection with the Share Exchange Agreement discussed under Note 1, the Company entered into a loan agreement with RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which the Company had the right to borrow $375,733 from RMK as a short-term bridge loan. The due date on this loan was February 10, 2009. The full $375,733 is currently outstanding and is classified as a related party note payable. On November 25, 2009, RMK issued notice to the Company requiring immediate repayment of the loan.  The Company is working with RMK to extend the note, but no outcome has been reached.  RMK is a fund controlled by a shareholder who is also the CEO of ARC Investment Partners, LLC, a shareholder of the Company. See Note 13.

As further described in Note 1, Legend Media has effective control of BJ YSLD, a PRC-based company.  The significant portion of the Company’s revenues are derived from BJ YSLD’s exclusive contract with Xinhua Airline Magazine.  The exclusive contract expires March 31, 2010.  Mr. Ju, the Company’s CEO, is actively negotiating an extension to the contract for at least 3 years.  This extension may require upfront payments in an amount the Company is not in a position to pay.  Mr. Ju, as the majority shareholder, is looking for solutions if an upfront payment is required.  The possible solutions include Mr. Ju organizing a personal loan for the amount needed, by which the extension will be held by a separate company that may or may not be under the control of Mr. Ju, and licensed back to the Company until such time the Company has the resources to repay the amount borrowed personally by Mr. Ju.

These factors among others may indicate the Company may be unable to continue as a going concern for a reasonable period of time.

In view of these matters, realization of profitability is dependent upon the success of its future operations and the Company's ability to meet its financial requirements and raise additional capital. Management's plans include negotiation with RMK to extend the note, renegotiation of the exclusive Xinhua Airline Magazine contract, further marketing of its advertising network and the expansion of its advertising sales for both the Chinese radio stations and the airline magazine.  If the Company is unsuccessful in these efforts and cannot attain sufficient revenue to permit profitable operations, or if it cannot obtain a source of funding or investment, it may be required to substantially curtail or terminate its operations.

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

Reclassification

Certain prior period account descriptions were reclassified to conform to the three months ended September 30, 2009 and 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Legend Media and its subsidiaries as follows as of September 30, 2009:

Subsidiary	Place Incorporated	% Owned
Well Chance	United States	100
Legend Media Investment Company Limited	BVI	80
Two subsidiaries of Legend Media Investment Company Limited
Legend Media Tianjin HK Limited	Hong Kong	80
Legend Media (Beijing) Consulting Company Limited	PRC	80
News Radio Limited	BVI	100
Three subsidiaries of News Radio Limited
CRI News Radio Limited	Hong Kong	100
Legend Media (Beijing) Information and Technology Co., Ltd.	PRC	100
Beijing Yinse Lingdong Advertising Co., Ltd.	PRC	100	*

*Variable Interest Entity: See heading entitled “Variable Interest Entities” below.

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

At times, the Company will record receivables, which have not yet been invoiced, from revenues on advertising contracts.  These receivables are recorded in the accompanying consolidated balance sheet and included in accounts receivable.  The unbilled accounts receivable balance at September 30, and June 30, 2009 was $221,342 and $1,285,587, respectively

Prepaid Expenses

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

Computer Equipment	3 years
Office equipment and furniture	3 years
Leasehold improvements	1 year

The following is a summary the property and equipment as of the dates indicated:

	September 30,	June 30,
		(audited)
Computer Equipment	$72,802	$85,026
Office equipment and furniture	50,264	58,820
Leasehold improvements	-	8,463
	$123,066	$152,309
Less: Accumulated depreciation	(37,362)	(38,485)
	$85,704	$113,824

Depreciation expense for the three months ended September 30, 2009 and 2008 was $4,610 and $3,924 respectively.

Long-Lived Assets

The Company applies FASB ASC 360-10, “Property, Plant, and Equipment”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

In June 2009, the Company decided to terminate the exclusive sales contract for the Beijing FM 90.5 channel which was acquired July 21, 2008.  As part of this transaction, the Company capitalized $1,016,206 as an intangible asset to recognize the believed value of the contract.  For the year ended June 30, 2009, the Company recognized an impairment of $774,528 based on the net book value of the asset as of June 30, 2009.

The Company recorded an impairment loss on its FM 92.5 advertising rights agreement during the year ended June 30, 2009 as a result of management’s analysis of future cash flows indicating that the Company will not recover the value of the asset.

Based on its review, the Company believes that, at September 30, 2009, there were no other significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of contract rights purchased in the acquisition of Legend Media Tianjin Investment Company Limited, the entity controlling the advertising rights to Tianjin FM 92.5, on May 30, 2008 and the acquisition of News Radio Limited, the entity controlling the advertising rights to Beijing FM 90.5 on July 21, 2008.   In July 2009, the Company terminated the Beijing FM 90.5 contract and during the year ended June 30, 2009 recognized an impairment loss for the entire amount of the intangible asset. Further, the Company recognized an impairment loss on the Tianjin FM 92.5 contract rights (see Long-Lived Assets policy above).  Intangible assets consist of the following at the dates indicated:

	September 30,	June 30,
		(audited)
FM 92.5 Contract rights	$1,422,854	$1,422,854
Exclusivity agreement	7,388,731	7,388,731
	8,811,585	8,811,585
Less Accumulated amortization	(1,819,848)	(1,517,496)
Intangibles, net	$6,991,737	$7,294,089

The FM 92.5 contract rights primarily arise from an exclusive contract acquired in connection with the acquisition of Legend Media Tianjin Investment Company Limited, which is amortized over 31 months, from June 1, 2008, the first day of operations by the Company, based on the duration of the existing advertising agreement that expired December 31, 2008 plus renewal of the advertising agreement. The agreement was renewed January 1, 2009.  The contract is with Tianjin FM 92.5 provides exclusive rights to 54 advertising minutes per day or 19,710 minutes per year. The channel is Beijing-based and through a relay facility airs in Tianjin. Legend Media’s contract is with the Beijing channel’s exclusive agent, which has a national exclusive contract with the channel. The exclusive agent subcontracted the rights for the Tianjin market to Legend Media. The value was derived as the net present value of the contract’s earnings before interest, tax, depreciation and amortization (“EBITDA”) over the contract’s expected term from May 30, 2008 through December 31, 2010, using a discount rate of 15%. The Company determined a 15% discount rate accurately reflects the rate of return the Company expects to earn on the contract, which resulted in a contract value of $1,709,888.   The $1,709,888 was reduced by $201,524 on June 30, 2009 to recognize an impairment loss after forecasting the remaining value of the agreement through December 31, 2010.

Amortization expense on this contract for the three months ended September 30, 2009 and 2008 was $117,634 and $165,474, respectively.

The remainder of the purchase price of $7,388,731 was allocated to an Operating Agreement among Legend Media (Beijing) Consulting Co., Ltd., TJ YSLD and Ju Baochun (the "Music Radio Operating Agreement"), entered into in connection with the Music Radio Share Purchase Agreement. Mr. Baochun, through a company he owns and operates, is the 80% owner of MRL, which is the 20% owner of the post-acquisition variable interest entity ("VIE"), TJ YSLD. Pursuant to the terms of the Operating Agreement, TJ YSLD and Mr. Baochun are prohibited from:

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

Amortization expense on this contract for the three months ended September 30, 2009 and 2008 was $184,718 and $56,526, respectively.

The FM 90.5 contract rights capitalized in July 2008 and subsequently impaired on June 30, 2009 primarily relate to an exclusive contract acquired in connection with the acquisition of News Radio Limited which is being amortized over 48-months, beginning July 1, 2008. The contract was with the Beijing FM 90.5 radio station and provides 126 advertising minutes per day or 45,990 minutes per year. Amortization expense on this contract for year ended June 30, 2009 was $241,678 and has been included in amortization expense in the accompanying consolidated statements of operations and other comprehensive income. See Note 11.

Amortization expense for the Company’s intangible assets for the three months ended September 30, 2009 and 2008 was $302,352 and $406,718, respectively.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104. The Company purchases (i) advertising inventory in the form of advertising airtime, the unit being minutes, from radio stations and (ii) advertising pages from airline magazines. The Company then distributes these minutes and pages under various sales agreements. The Company recognizes advertising revenue over the term of each sales agreement, provided evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. The Company recognizes deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.   Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Under PRC regulations, the Company is required to pay certain taxes on revenues generated. These taxes include:

•	Business tax: 5% of revenues generated net of fees paid to advertising agencies and media companies for services and advertising inventory;

•	Construction tax: 3% of revenues generated net of fees paid to advertising agencies and media companies for services and advertising inventory;

•	Education tax: 7% of the business tax;

•	Urban development tax: 3% of the business tax; and

•	Flood insurance tax: 1% of the business tax.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC 718 “Compensation-Stock Compensation.” The Company recognizes in its statements of operations and other comprehensive income (loss) the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of September 30, 2009, there were outstanding options to purchase 6,966,820 shares of common stock and warrants to purchase 11,180,294 shares of common stock.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes.” ASC 740 requires a company use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Concentration of credit risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the Unites States. Balances at financial institutions within the PRC are not covered by insurance. As of September 30, 2009 and June 30, 2009, the Company had deposits in excess of federally insured limits totaling $0 and $7,907, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses are included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of stockholders’ equity.  Such items, along with net income, are components of comprehensive income. Translation gain of $46,137 and $24,646 at September 30, 2009 and June 30, 2009, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Basic and Diluted Loss Per Share

Earnings per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended September 30, 2009, the Company generated net loss in the accompanying consolidated statements of operations and other comprehensive loss of $106,026.   For the comparable period in 2008, the Company incurred a net loss in the accompanying statements of operations and other comprehensive loss of $1,155,823.  Therefore, the effect of options, warrants and convertible instruments outstanding is anti-dilutive during the three months ended September 30, 2009 and 2008.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended September 30, 2009 and 2008:

	September 30, 2009		September 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	111,404,659	$(0.0010)	10,315,918	$(0.1120)
Effect of dilutive stock options	-	-	-	-
Diluted earnings per share	111,404,659	$(0.0010)	10,315,918	$(0.1120)

Statement of Cash Flows

In accordance FASB ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Segment Reporting

FASB ASC 280, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment.

Minority Interest in Subsidiaries

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, a BVI company and a wholly-owned subsidiary of MRL. As a result of this purchase, the Company recognized initial minority interest on its consolidated balance sheet of $15,524. The loss attributed to minority non-controlling interest has been separately designated in the accompanying statements of operations and other comprehensive income.

Variable Interest Entities

In January 2003, the FASB issued Statement of Financial Accounting Standards Board Interpretation FSB ASC 810-10-05-8, "Consolidation of VIEs.” ASC 810-10-05-8 states that in general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, and on July 21, 2008, the Company purchased 100% of the common stock of News Radio Limited. Additionally, on November 28, 2008, the Company entered into and closed the Music Radio Acquisition Agreement with Well Chance, MRL, and the Music Radio Shareholders, pursuant to which the Company acquired control of BJ YSLD, another variable interest entity. Due to certain restrictions imposed upon Chinese advertising companies, direct investment and ownership of media and advertising companies in the PRC is prohibited. Therefore, the Company acquired control of TJ YSLD and the Company acquired control of Beijing Maihesi Advertising International Co., Ltd. (through its purchase of News Radio Limited). The Company structured the MRL and News Radio Limited transactions to comply with such restrictions.

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

Because the Company has not been involved in advertising outside of China for the required number of years, the Company’s domestic PRC operating subsidiaries, which are considered foreign-invested, are currently ineligible to apply for the required advertising services licenses in China.  The Company’s PRC operating affiliates hold the requisite licenses to provide advertising services in China and they are owned or controlled by PRC citizens designated by the Company.  The Company’s radio advertising business operates in China though contractual arrangements with consolidated entities in China.  Until the July 20, 2009 termination of the VIE agreements with TJ YSLD and Beijing Maihesi Advertising International Co., Ltd., the Company and its PRC subsidiaries entered into contractual arrangements with TJ YSLD, Beijing Maihesi Advertising International Co., Ltd. and BJ YSLD as well as their respective shareholders under which:

•	the Company has been able to exert significant control over significant decisions about the activities of TJ YSLD, Beijing Maihesi Advertising International Co., Ltd. and BJ YSLD,

•
a substantial portion of the economic benefits and risks of the operations of TJ YSLD, Beijing Maihesi Advertising International Co., Ltd. and BJ YSLD were transferred to the Company through a revenue assignment agreement, and

•
The equity owner of TJ YSLD, Beijing Maihesi Advertising International Co., Ltd. and BJ YSLD has not had the obligation to absorb the losses of TJ YSLD Beijing Maihesi Advertising International Co., Ltd. or BJ YSLD.

As the Company has been able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks have been transferred to the Company, it has determined that the advertising entities, TJ YSLD, Beijing Maihesi Advertising International Co., Ltd. and BJ YSLD meet the definition of a VIE through July 20, 2009, and subsequent to the July 20, 2009 termination of the TJ YSLD and Beijing Maihesi Advertising International Co., Ltd. agreements (see Note 8), BJ YSLD meets the definition of a VIE. Further, the Company is considered to be the primary beneficiary of the risks and benefits of equity ownership of TJ YSLD, Beijing Maihesi Advertising International Co., Ltd. and BJ YSLD and thus has consolidated this entity in its accompanying financial statements through July 20, 2009 and BJ YSLD as of September 30, 2009.

Fair Value of Financial Instruments and Concentrations

On January 1, 2008, the Company adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

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

As of September 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheets at fair value.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” now known as ASC Topic 825-10 “Financial Instruments.” ASC Topic 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FASB ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted FASB ASC 825-10 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

Recent Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the year ended June 30, 2009. FASB ASC 855-10-05 requires public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 is not expected to have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. Management is currently assessing the impact that the adoption of FASB ASC 810-10 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

Note 3 – Prepaid Expenses

The Company prepaid expenses at September 30, 2009 and June 30, 2009 were as follows:

	September 30	June 30
		(audited)
Accounting services	$244	$-
Capital raising	60,000	60,000
Investor relations	433,351	93,534
Legal Services	1,642	1,642
Advances to suppliers	94,482	-
Other	13,327	9,924
	$603,046	$165,100

Capital raising of $60,000 relates to a retainer payment made to Susquehanna Financial Group, LLLP (“SFG”), an investment banker who has been engaged to assist the Company with raising additional capital.  Investor relations at September 30, 2009 and June 30, 2009 of $433,351 and $93,534, respectively, represent prepayments made to consultants engaged to assist with the promotion of the Company.

Note 4 - Deferred Costs and Unearned Revenues

Deferred costs at September 30, 2009 arise from barter transactions by which the Company received services for future period use in exchange for advertising.   Unearned revenue at September 30, 2009 arises from both normal trade sales and barter trade sales.  For barter sales, unearned revenue arises when the Company enters into a barter sales agreement, pursuant to which the delivery of the service crosses financial reporting periods.   For normal trade sales, unearned revenue arises when a customer prepays for advertising to be delivered in subsequent periods

Note 5 - Accrued Liabilities

Accrued liabilities in the accompanying consolidated balance sheets at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30	June 30
		(audited)
Compensation	$32,500	$79,439
Revenue and tax levies	120,876	171,343
Legal fees	161,303	161,303
Payroll taxes and employee welfare expenses	63,552	12,617
Other accrued expenses	-	32,621
Rent	-	4,482
Income taxes (PRC)	504,696	424,574
Cost of advertising media	7,673	7,667
	$890,600	$894,046

Note 6 - Notes Payable

RMK Emerging Growth Opportunity Fund LP Note Agreement

On January 31, 2008, in connection with the Share Exchange Agreement discussed under Note 1, Well Chance entered into a loan agreement by and between Well Chance and RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which Well Chance had the right to borrow $375,733 from RMK as a short-term bridge loan. The advances on the loan occurred in February 2008, and are due one year from the date of the initial advance along with all applicable loan fees. Notwithstanding the foregoing, in the event of the issuance and sale of equity or equity-linked securities by Well Chance or the Company to investors (other than investors who are stockholders of Well Chance at the time of the loan), which issuance and sale results in gross proceeds to Well Chance of at least $3,000,000 prior to the maturity date, then full repayment of the loan amount, the loan fee and any additional loan fee owed to RMK as of the closing date of such financing (as calculated above) shall be payable by the Company to RMK no later than five business days after the closing date of the equity financing. On July 1, 2008, the Company raised $3,000,000 through an unregistered sale of its Series A convertible preferred stock. As of September 30, 2009, the note had not been repaid and the full $375,733 principal balance and $427,370 of accrued interest is outstanding on the RMK note. The Company classified the loan as short-term in the accompanying balance sheets.

In addition, pursuant to the RMK loan agreement, Well Chance executed and delivered to RMK a security agreement to secure the repayment of the loan by granting RMK a continuing security interest in all presently existing and subsequently acquired assets and property of Well Chance of whatever nature and wherever located (except for any such assets for which, by the terms of any agreement in existence on the date of the loan agreement does not permit the granting of a security interest, in which case Well Chance shall grant to RMK a security interest in all proceeds received by Well Chance generated by such assets). In connection with this loan the Company issued warrants to purchase 150,294 shares of common stock with an exercise price of $2.50 per share. On August 26, 2009, the Company reduced the exercise price of the warrants from $2.50 per share to $0.40 per share. See Note 9 for description of warrants.

The due date on this loan was February 10, 2009.  The Company worked with RMK to extend the note, but no outcome has reached.  Related party interest expense of $66,380 and $95,022 has been included in the accompanying statements of operations and other comprehensive loss for the three months ended September 30, 2009 and 2008, respectively.   Of the $375,733 original loan amount, the full $375,733 is outstanding and is classified as related party note payable of $375,333, net of debt discount of $0 in the accompanying consolidated balance sheet at September 30, 2009. RMK is a fund controlled by a shareholder who is also the CEO of ARC Investment Partners, LLC, a shareholder of the Company. See Note 13.

Kantor and Blueday Loan Agreements

On March 30, 2008, the Company entered into a loan agreement (the "Kantor Loan") with Jonathan Kantor of $100,000. In connection with the Kantor Loan, the Company issued warrants to purchase 40,000 shares of common stock with an exercise price of $2.50 per share. On August 26, 2009, the Company reduced the exercise price of the warrants from $2.50 per share to $0.40 per share. See Note 9.

Also on March 30, 2008, the Company entered into a loan agreement (the "Blueday Loan”) with Blueday Limited ("Blueday"), of $250,000. In connection with the Blueday Loan, the Company issued warrants to purchase 50,000 shares of common stock with an exercise price of $2.50 per share. On August 26, 2009, the Company reduced the exercise price of the warrants from $2.50 per share to $0.40 per share. See Note 9.

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

On June 30, 2008, waivers of default were executed on the Kantor and Blueday loans, extending the term of the loans to August 31, 2008.  The Company has continued dialogue with the note holders and no formal request for payment has been made.  As of September 30, 2009, the Company owed $90,113, on the Kantor Loan representing $33,000 of principal and $57,113 of interest and additional fees. As of September 30, 2009, the Company owed $118,513, on the Blueday Loan representing $23,000 of principal and $95,513 of interest and additional expenses.

The following is a summary of the loan balances at September 30, 2009:

	Original Note Balance	Balance as of September 30, 2009
Kantor	$100,000	$33,000
Blueday	250,000	23,000
Gross notes payable	$350,000	$56,000
Debt discounts		-
Notes payable, net		$56,000

Interest expense in the accompanying statements of operations and other comprehensive loss was $98,060 and $169,784 for the three months ended September 30, 2009 and 2008, respectively.

Note 7 - Other Payables

Following is a summary of other payables at September 30, 2009 and June 30, 2009:

	September 30	June 30
		(audited)
Insurance	$3,999	$6,455
Office Expenses	8,656	4,483
Service commitment to provide advertising pages	75,008	74,957
Due related to termination of radio contracts	203,585	168,360
Duties and levies	2,767	185,703
	$294,015	$439,958

Note 8 - Variable Interest Entities

At June 30, 2008, the Company consolidated the balance sheets and operations of TJ YSLD, the VIE controlled under the May 30, 2008 MRL acquisition. On July 21, 2008, the Company completed the acquisition of News Radio Limited, and with the purchase the Company acquired control of Beijing Maihesi Advertising International Co., Ltd., another VIE. On November 28, 2008, the Company entered into and closed the Music Radio Share Purchase Agreement with Well Chance, MRL, and the Music Radio Shareholders pursuant to which the Company acquired control of BJ YSLD, HTLG another VIE. See Note 11 for acquisition details. TJ YSLD, BJ YSLD and HTLG have been consolidated with the Company’s financial statements at June 30, 2009.

The following is the condensed balance sheet of Beijing Maihesi Advertising International Co., Ltd., the VIE consolidated on the Company’s balance sheet in connection with the acquisition of News Radio Limited, as of the July 21, 2008 date of acquisition:

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

The intangible assets acquired were recorded at fair value, as required under ASC 810-10-05-8. The Company consolidated all balances in the accompanying September 30, 2009 consolidated balance sheets. The operations of the VIE for the period from July 21, 2008 (date of acquisition) through July 26, 2009 have been included in the Company’s consolidated statements of operations and other comprehensive income. See Note 11 for details of the acquisition.

The Company has accounted for the acquisition of BJ YSLD in a manner similar to a pooling of interests due to VIE common control at the time of the transaction. This accounting treatment requires the Company to restate its historical consolidated financial statements from July 1, 2007 through the date of acquisition that includes a consolidation of BJ YSLD from that date. Fair value of the variable interest entity associated with BJ YSLD is not considered when accounting for the acquisition in a manner similar to a pooling of interests. The operations of the VIE for the three months ended September 30, 2009 and 2008 were included in the Company’s consolidated statements of operations and other comprehensive income (loss). See Note 11 for required disclosures for the acquisition of BJ YSLD.

Termination Agreement with respect to the Radio Frequency FM 90.5 and FM 107.1

On July 20, 2009, Beijing Maihesi International Advertising Co., Ltd. ("Maihesi"), a company organized in the PRC and an affiliate of the Company, entered into an agreement (the “Termination Agreement”) with Beijing Guoguang Guangrong Advertising Co., Ltd. (“Guoguang”), pursuant to which Maihesi and Guoguang terminated (i) the Exclusive Advertising Rights Agreement dated May 5, 2008 by and between Maihesi and Guoguang, under which Maihesi was originally granted the exclusive right to market and sell all broadcast advertising in connection with the frequency FM 90.5 of China Radio International in Beijing (the “Beijing Agency Agreement”), and (ii) the Exclusive Advertising Rights Agreement dated August 4, 2008 by and between Maihesi and Guoguang, under which Maihesi was originally granted the exclusive right to market and sell all broadcast advertising in connection with the frequency FM 107.1 of China Radio International in Shenzhen (the “Shenzhen Agency Agreement”, collectively with the Beijing Agency Agreement, the “Agency Agreements”).

According to the Termination Agreement, (i) Maihesi or its affiliate paid Guoguang RMB1,150,000 (USD$168,335) as compensation for the early termination of the Beijing Agency Agreement, (ii) Maihesi agreed to forsake the deposits in the amount of RMB2,760,000 and RMB1,050,000 under the Beijing Agency Agreement and Shenzhen Agency Agreement, respectively (which, as of September 30, 2009, was approximately $405,720 and $154,350, respectively), (iii) Guoguang agreed to forsake the accrued cost for the advertising minutes payable to Guoguang (approximately RMB 3,592,323, which, as of September 30,2009, was approximately $528,071), and (iv) both Maihesi and Guoguang agreed to waive any claims and refrain from initiating any legal proceedings against the other party arising from or in connection with the terminated Agency Agreements. In addition, the Termination Agreement contains other covenants, agreements and default and confidentiality provisions that the reader is encouraged to review.

In connection with the termination of this VIE agreement, the Company has recorded a net gain on disposal of VIE in the amount of $863,874 during the three months ended September 30, 2009, which was reduced by a loss on disposal related to the cash paid on consideration of $174,239 and loss on disposal of an account receivable balance due from Maihesi in the amount of $1,319,826.

Business Assignment with respect to the Radio Frequency FM95.5 and FM92.5.

On July 20, 2009, Beijing Atis Advertising Co., Ltd. (“Atis”), a company organized in the PRC, had agreements with TJ YSLD, with respect to the exclusive right to market and sell all broadcast advertising in connection with the frequency FM92.5 and FM95.5 of China National Radio Station Music Radio in Tianjin and Xi’ an, respectively. To optimize the operations of the Company and save administrative expenses, the Company terminated the agreements with TJ YSLD and assigned to BJ YSLD.

On July 20, 2009, BJ YSLD entered into a cooperation agreement (the “FM95.5 Agency Agreement”) with Atis, pursuant to which (i) BJ YSLD is granted exclusive right to market and sell all broadcast advertising in connection with the frequency FM95.5 of China National Radio Station Music Radio in Xi’an for a term commencing from June 16, 2009 and ending on December 31, 2010; (ii) the annual cost for the advertising minutes in the year of 2009 and 2010 is RMB595,835 and RMB1.1 million respectively (which, as of September 30, 2009, is equal to approximately USD87,588 and USD161,700, respectively); (iii) BJ YSLD has the right of first refusal to renew the FM 95.5 Agency Agreement upon expiration; and (iv) BJ YSLD deposited RMB356,667 (approximately USD52,400). In addition, the FM95.5 Agency Agreement contains other covenants, agreements and default and confidentiality provisions that the reader is encouraged to review.

BJ YSLD entered into a cooperation agreement (the “FM92.5 Agency Agreement”) with Atis, pursuant to which (i) BJ YSLD is granted exclusive right to market and sell all broadcast advertising in connection with the frequency FM 92.5 of China National Radio Station Music Radio in Tianjin for a term commencing from June 15, 2009 and ending on December 31, 2010; (ii) the 12-month period cost for advertising minutes is RMB2.5 million (which, as of September 30, 2009, is equal to approximately USD367,500); (iii) BJ YSLD has the right of first refusal to renew the FM 92.5 Agency Agreement upon expiration; and (iv) BJ YSLD deposited RMB500,000 (approximately USD73,500). In addition, the FM 92.5 Agency Agreement contains other covenants, agreements and default and confidentiality provisions that the reader is encouraged to review.

In connection with the re-assignments of rights from TJ YSLD to BJ YSLD, the Company disposed of the assets and liabilities of the historical TJ YSLD business and, accordingly, recorded a net gain on disposal of $133,758 during the three months ended September 30, 2009, which was increased by a gain on disposal of an account payable balance due to TJ YSLD of $138,542. The remaining assets retained by the Company and assigned to BJ YSLD after disposal is the intangible asset associated with the FM 92.5 advertising rights and the exclusivity agreement, as discussed in Note 2.

As a result of the disposal of the Beijing Maihesi Advertising International Co., Ltd. advertising rights agreement and the re-assignment of the advertising rights to BJ YSLD, Beijing Maihesi Advertising International Co., Ltd., TJ YSLD and BJ YSLD have been consolidated in the Company’s financial statements through July 20, 2009, and BJ YSLD is the only remaining VIE included in the Company’s financial statements as of September 30, 2009.

Note 9 - Stock Options and Warrants

Stock Options

The Company entered into an employment agreement with Mr. Jeffrey Dash on January 31, 2008. On January 31, 2008, Mr. Dash was appointed President and Chief Executive Officer of the Company. Pursuant to the employment agreement Mr. Dash was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The options vest over 33 months, with 25% of the options vesting after the first three months and the remaining 75% of the options vesting equally every three months at a rate of 30,000 shares per month. The fair value of the options was $120. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 100%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. On August 26, 2009, the Company reduced the exercise price of the options from $2.50 per share to $0.40 per share. The increase in fair value of the options was $34,600 is to be vested over the remaining 16 months of the option term and recognized in compensation expense accordingly. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

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

On March 28, 2008, the Company granted to each of two of its directors options to purchase 80,000 shares of the Company’s common stock with an exercise price of $2.50 per share. The options vest on a quarterly basis (in arrears) over 24 months commencing on the date of each director's appointment to the board. The fair value of the options was $355,088. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 90%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. On August 26, 2009, the Company reduced the exercise price of the options from $2.50 per share to $0.40 per share. The increase in fair value of the options was $6,056 and was recognized in compensation expense during the three months ended September 30, 2009 as they are fully vested as of this date. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. On November 15, 2008, Richard Vogel resigned as a director of the Company.  At the time of his resignation, he held 31,556 fully vested options and all were forfeited.

On May 19, 2008, the Company granted options to another director to purchase 80,000 shares of the Company’s common stock with an exercise price of $3.70 per share. The options vest on a quarterly basis (in arrears) over 24 months commencing on the date of the director's appointment to the board. The fair value of the options was $155,328. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 96%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. On August 26, 2009, the Company reduced the exercise price of the options from $3.70 per share to $0.40 per share. The increase in fair value of the options was $6,424 and was recognized in compensation expense during the three months ended September 30, 2009 as they are fully vested as of this date. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. The fair value of the options was $155,328. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 96%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On August 26, 2009, the Company granted options, under its stock option plan, to four employees to purchase 6,325,000 shares of the Company’s common stock with an exercise price of $0.20 per share. Thirty percent of the options vest immediately, and the remaining options vest over 28 months. The fair value of the options was $964,563. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

Following is a summary of the stock option activity for the three months ended September 30, 2009:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of July 1, 2009	641,820	$2.88	$-
Granted	6,325,000	0.20	316,250
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of September 30, 2009	6,966,820	$0.25	$474,375
Exercisable options:
June 30, 2009	426,153	$2.78	-
September 30, 2009	2,481,778	$0.33	$154,172

Warrants

Under the loan agreement with RMK described in Note 6 at the closing of the share exchange agreement described in Note 1 the Company issued RMK a warrant to purchase 150,294 shares of the Company’s common stock. The warrant was exercisable upon issuance and is exercisable until the third anniversary of the issuance date of the warrant. The warrant exercise price is $2.50 per share. The relative fair value of the warrants was $108,261 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, and a dividend yield of 0% and volatility of 90%. Of the $375,733 proceeds from the loan, the fair value of the warrants are recorded as debt discounts and has been amortized over the term of the loan. On August 26, 2009, the Company reduced the exercise price of the warrants from $2.50 per share to $0.40 per share. The increase in fair value of the options was $9,499 and was recognized in interest expense during the three months ended September 30, 2009. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.46 years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On March 30, 2008, and pursuant to the terms of the Kantor Loan and Blueday Loan described in Note 6, the Company issued to Mr. Kantor and Blueday warrants to purchase 40,000 and 50,000 shares of the Company's common stock, respectively, at an exercise price of $2.50 per share, subject to adjustments under the terms of the warrants. The warrants are exercisable upon issuance and until the third anniversary of the issuance date of the warrants. The warrants may be exercised in a cashless manner. The relative fair value of the warrants issued in connection with the Kantor Loan was $28,082 and was determined using the Black-Scholes option pricing model and the following assumptions:  (1) term of three years, (2) a risk free interest rate of 4.5%, (3) a dividend yield of 0% and (4) volatility of 97%. Of the $100,000 proceeds from the loan, the fair value of the warrants is recorded as debt discounts and has been amortized over the term of the loan. The relative fair value of the warrants issued in connection with the Blueday Loan was $40,837 and was determined using the Black-Scholes option pricing model and the following assumptions:  (a) term of three years, (b) a risk free interest rate of 4.5%, (c) a dividend yield of 0% and (d) volatility of 97%. Of the $250,000 proceeds from the Blueday note, the relative fair value of the warrants was recorded as debt discounts and has been amortized over the term of the loan. On August 26, 2009, the Company reduced the exercise price of the warrants from $2.50 per share to $0.40 per share. The increase in fair value of the options was $6,012 and was recognized in interest expense during the three months ended September 30, 2009. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.59 years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On April 21, 2008, and pursuant to the terms of a loan agreement with Newport Capital Group ("Newport"), the Company issued Newport a warrant to purchase 40,000 shares of the Company's common stock at an exercise price of $2.50 per share, subject to adjustment under the terms of the warrant. The warrant is exercisable upon issuance and until the third anniversary of the loan date. The warrant may be exercised in a cashless manner. The relative fair value of the warrant was $554,536 and was determined using the Black-Scholes option pricing model and the following assumptions:  (1) term of four years, (2) a risk free interest rate of 0.9%, (3) a dividend yield of 0% and (4) volatility of 96%. Of the $200,000 proceeds from the loan, the relative fair value of the warrant is recorded as a debt discount and has been amortized over the term of the loan. In addition, an embedded beneficial conversion feature was recorded in accordance with FASB ASC 815 “Derivatives and Hedging.” The relative fair value of the beneficial conversion feature was $44,626 and has been classified in additional paid-in capital in the September 30, 2009 consolidated balance sheets.

On July 1, 2008, the Company issued warrants to purchase 600,000 shares of the Company's common stock to Maoming China Fund ("Maoming") in connection with a preferred stock placement that closed on the same date. The warrants are immediately exercisable at an exercise price of $2.50 per share until their expiration on June 30, 2011 and are exercisable on a cashless basis at any time after July 1, 2009 and until June 30, 2011, if the common stock underlying the warrants has not been registered with the SEC by such date. The relative fair value of the 600,000 warrants issued with the Series A convertible preferred stock was $554,536. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 69%, (3) risk free interest of 2.9% and (4) dividend rate of $0%. In addition, since the Series A convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with FASB ASC 815 “Derivatives and Hedging.” The intrinsic value of the beneficial conversion feature was $604,536. The beneficial conversion feature is considered a deemed dividend, but the Company has an accumulated deficit; therefore, the entry is not recorded as the accounting entry would be both a debit and a credit to additional paid in capital.

Between August 29, 2008 and June 23, 2009, the Company issued warrants to purchase 400,000 shares of the Company's common stock to Maoming in connection with a preferred stock placement that took place on the same date (see Note 10) and in connection with its preferred placement on July 1, 2008. The warrants are immediately exercisable at an exercise price of $2.50 per share until their expiration on August 28, 2011 and are exercisable on a cashless basis at any time after August 29, 2009 and until August 28, 2011, if the common stock underlying the warrants has not been registered with the SEC by such date. The relative fair value of the 400,000 warrants issued with the Series A convertible preferred stock was $189,670. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.5 years; (2) volatility of 92%, (3) risk free interest of 2.4% and (4) dividend rate of $0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature would be calculated as a discount to additional paid in capital in accordance with FASB ASC 815 “Derivatives and Hedging.” However, the conversion price on the issuance date was greater than the stock price on that date and thus no intrinsic value arose from the issuance of the convertible preferred shares. Therefore, no beneficial conversion feature was recognized on the Company’s accompanying consolidated balance sheets.

On August 26, 2009, the Company reduced the exercise price of the warrants from $2.50 per share to $0.40 per share. The increase in fair value of the options was $71,100 and was recognized in interest expense during the three months ended September 30, 2009. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.77 years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On November 28, 2008, the Company issued warrants to purchase 10,000,000 shares of the Company's common stock to BaoChun Ju in connection with the Music Radio Acquisition Agreement dated November 28, 2008 that gave effective control of BJ YSLD to Legend Media, Inc.  See Note 11. The warrants were issued in two tranches of 5,000,000 warrants per tranche.  Tranche 1 warrants are immediately exercisable at an exercise price of $0.40 per share until their expiration on November 28, 2011 and are exercisable on a cashless basis at any time after November 28, 2009 and until November 28, 2011, if the common stock underlying the warrants has not been registered with the SEC by such date.   The relative fair value of the 5,000,000 warrants issued in connection with the Music Radio Acquisition Agreement was $2,123,992. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 147%, (3) risk free interest of 4.5% and (4) dividend rate of $0%.  The Tranche 2 warrants are immediately exercisable at an exercise price of $0.80 per share until their expiration on November 28, 2013 and are exercisable on a cashless basis at any time after November 28, 2009 and until November 28, 2013, if the common stock underlying the warrants has not been registered with the SEC by such date.  The relative fair value of the 5,000,000 warrants issued with the Music Radio Acquisition Agreement was $2,263,931. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of five years; (2) volatility of 147%, (3) risk free interest of 4.5% and (4) dividend rate of $0%.  The Company recorded the relative fair value of the warrants as a deemed dividend related to pooling of subsidiary, resulting from the Music Radio Acquisition Agreement for BJ YSLD.

Note 10 - Stockholders Equity

Unregistered Sale of Series A Convertible Preferred Stock

On August 29, 2008, the Company sold 625,000 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 300,000 shares of the Company's common stock to Maoming for gross proceeds of $1,500,000. Subsequently, on March 4, 2009, the Company sold 62,500 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 30,000 shares of the Company's common stock to Maoming for gross proceeds to the Company of $150,000.  On April 14, the Company sold 104,167 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 50,000 shares of the Company's common stock to Maoming for gross proceeds to the Company of $250,000.  On June 23, 2009, the Company sold 41,667 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 20,000 shares of the Company's common stock to Maoming for gross proceeds to the Company of $100,000. The sale of the Series A convertible preferred stock and warrants to Maoming occurred pursuant to the terms of a Securities Purchase Agreement (the "Maoming Purchase Agreement") dated March 31, 2008. The Maoming Purchase Agreement closed in connection with the Company’s previously announced acquisition of its second media advertising business operating in the China, PRC News Radio Limited.

The warrants issued to Maoming are immediately exercisable at an exercise price of $2.50 per share until their expiration on August 28, 2011 and are exercisable on a cashless basis at any time after August 29, 2009 until August 28, 2011 if the common stock underlying the warrants has not been registered with the SEC by such date. See Note 9. On August 26, 2009, the Company reduced the exercise price of the warrants from $2.50 per share to $0.40 per share.

Common Shares Issued for Investment in News Radio, Limited

On July 21, 2008, the Company closed the acquisition of News Radio Limited, under the terms of the News Radio Share Purchase Agreement that the Company entered into on June 4, 2008. As part of the purchase price, the Company delivered to the News Radio Shareholders shares of the Company's common stock, with an aggregate value of 2,000,000 RMB. On July 21, 2008, the acquisition was closed and the amount was settled at 104,427 common shares with a value of $293,800 based on the currency exchange rate used. See Note 11 for acquisition of News Radio Limited.

Series B Convertible Preferred Stock Issued in connection with BJ YSLD and Conversion to Common Stock

As consideration for the acquisition of BJ YSLD, the Company issued 5,033,680 shares of its newly created Series B convertible preferred stock to Ju Baochun, the owner of BJ YSLD. Each share of the Series B convertible preferred stock was initially convertible into 20 shares of common stock, or an aggregate of 100,673,600 shares of common stock, representing 90.6% of the issued and outstanding common stock of the Company on an as-converted basis (not including the Company’s outstanding Series A convertible preferred stock, warrants or options). Under the terms of the Series B convertible preferred stock, all shares of this Series B convertible preferred stock are to be automatically converted into fully paid and non assessable shares of common stock on the date that the Company amends its Articles of Incorporation such that there is a sufficient number of shares of common stock authorized by the Company to allow full conversion of all outstanding shares of the Series B convertible preferred stock into shares of common stock. Further, the holders of the Series B convertible preferred stock are entitled to the same voting rights as if they were common stockholders of the Company, based on the number of shares of common stock into which the holder’s aggregate number of shares of the Series B convertible preferred stock are convertible. The Series B convertible preferred stock was converted into common stock on December 21, 2008, the date that the Company amended its Articles of Incorporation and authorized a sufficient number of shares to satisfy the conversion.  The Series B convertible preferred stock converted into 100,673,600 shares of common stock.

Deemed Dividend Arising from the Acquisition Agreement for the effective control of BJ YSLD

The Company recorded the Music Radio Acquisition Agreement, pursuant to which the Company obtained effective control of BJ YSLD, as a deemed dividend in the amount of $51,561,046, which represents the $51,343,536 value of the 100,673,600 shares of common stock into which the Series B Preferred Stock was convertible, less the net book value of BJ YSLD net assets of ($217,510) on the date of acquisition. The closing gives Legend Media effective control of BJ YSLD, a PRC-based company that has the exclusive sales contract for Xinhua Airline Magazine, the airline magazine for Hainan Airline Group.

Dividend Paid to Owner for Account Balances Retained After Acquisition of BJ YSLD

Pursuant to the Music Radio Acquisition Agreement, the HTLG balances for cash, accounts receivable, related party payables remained with HTLG after the HTLG airline business became controlled by BJ YSLD on November 30, 2008.  The net debit balance of the transaction was $1,322,226 which was recorded against retained earnings as a dividend.   On March 31, 2009, the $1,322,226 dividend was reduced by $429,957 to $892,510 to reflect the tax obligations of HTLG that were to remain with HTLG.  The $429,957 credit to retained earnings was offset against accrued liabilities and payables.

Note 11 - Acquisition

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

At the closing of the purchase, July 21, 2008,  of News Radio Limited, the Company delivered to the News Radio Shareholders shares of the Company's common stock, with an aggregate value of 2,000,000 RMB (on June 5, 2008, $287,728 based on the currency exchange rate on that date). The amount was settled at $293,800 based on the currency exchange rate on July 21, 2008.  The purchase price was based on the weighted average trading price of the common stock for the 30 trading days immediately before June 4, 2008 (68,388 shares were actually delivered).) In addition, (i) within 28 days after closing of the purchase of News Radio Limited, the Company is obligated to deliver RMB 5,250,000 (on June 5, 2008, this was $755,287 based on the currency exchange rate on that date). Subsequently on July 21, 2008, the acquisition was closed and settled at $771,225, based on the currency exchange rate on that date, and (ii) within 90 days after closing of the acquisition the Company is obligated to deliver RMB 1,600,000 (on June 5, 2008, this was $230,182 based on the currency exchange rate on that date.) Subsequently on July 21, 2008, the acquisition was closed and settled at $235,040 based on the currency exchange rate on that date. As of September 30, 2009, the Company delivered the 104,427 shares associated with the News Radio Share Purchase Agreement.

During the year ended June 30, 2009, the Company paid $749,990 towards the purchase of News Radio Limited, and at September 30, 2009 and June 30, 2009, the Company recognized the remaining $698,065 in Related Party Payables in its consolidated balance sheets, respectively. See Note 13.

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

On July 20, 2009, the Company terminated its advertising agreements with respect News Radio Limited. See Note 8 for disposal of the VIE associated with News Radio Limited.

Acquisition Agreement for the effective control of BJ YSLD

On November 28, 2008, the Company entered into and closed the Music Radio Acquisition Agreement with Well Chance, MRL, and the Music Radio Shareholders. Pursuant to the Music Radio Acquisition Agreement, the Company acquired control over BJ YSLD and caused the contribution of the airline advertising business of HTLG to BJ YSLD.  BJ YSLD and HTLG were under common control. In exchange for the acquisition of control, the Company issued 5,033,680 shares of its newly-created Series B convertible Preferred Stock, to the Music Radio Shareholders and two warrants to purchase an aggregate of 10,000,000 shares of the Company's common stock, to Ju Baochun.  As a result of the acquisition, the Company obtained 100% control of BJ YSLD.

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

One of the warrants issued Ju Baochun upon closing of the Music Radio Acquisition Agreement is immediately exercisable for 5,000,000 shares of common stock at an exercise price of $0.40 per share until November 28, 2011 (the "First Expiration Date") and is exercisable on a cashless basis at any time after November 28, 2009 and until the First Expiration Date if the shares of common stock underlying the warrant have not been registered with the SEC by such date. The other warrant issued to Ju Baochun upon closing of the Music Radio Acquisition Agreement is immediately exercisable for 5,000,000 shares of common stock at an exercise price of $0.80 per share until November 28, 2013 (the "Second Expiration Date") and is exercisable on a cashless basis at any time after November 28, 2009 and until the Second Expiration Date if the shares of common stock underlying the warrant have not been registered with the SEC by such date.

Upon the closing of the Music Radio Acquisition Agreement the Company became the beneficiary of several agreements. As a condition to closing, Legend Media IT entered into an Exclusive Technical, Operational, Business Consulting and Services Agreement (the “Music Radio Services Agreement”) with BJ YSLD, a company owned by Xue Wei and Ju Bingzhen, the father of Ju Baochun. Ju Bingzhen and Xue Wei are also parties to the Music Radio Services Agreement. Pursuant to the Music Radio Services Agreement, Legend Media IT became the exclusive provider of technical, operational, business consulting and other services to BJ YSLD in exchange for a service fee and bonus as described in more detail in the Music Radio Services Agreement. The financial results of BJ YSLD will be consolidated with the Company's financial statements. The term of the Music Radio Services Agreement is 10 years with an automatic renewal for another 10-year term unless either party provides written notice to the other party that it does not wish to renew the Music Radio Services Agreement. BJ YSLD agreed to several important covenants in the Music Radio Services Agreement, including (but not limited to), agreeing not to appoint any member of BJ YSLD’s senior management without Legend Media IT’s consent and to grant Legend Media IT certain informational rights. In addition, pursuant to the Music Radio Services Agreement, each of Ju Bingzhen and Xue Wei: (a) pledged their equity interests (representing 100% of the equity interest) in BJ YSLD to Legend Media IT as a guarantee of BJ YSLD’s fulfillment of its obligations under the Music Radio Services Agreement; (b) granted to Legend Media IT or its designee an option to purchase any or all of their equity interest in BJ YSLD at nominal value to the extent permitted under applicable laws and regulations; and (c) agreed not to dispose of or encumber any of their equity interest in BJ YSLD without Legend Media IT’s prior written consent.

Legend Media IT also entered into the Music Radio Operating Agreement with BJ YSLD and the Music Radio Shareholders to secure the performance of the parties' obligations under the Music Radio Services Agreement. Pursuant to the terms of the Music Radio Operating Agreement: (a) BJ YSLD, Ju Bingzhen and Xue Wei agreed not to, or to cause BJ YSLD not to, conduct any transactions which may have a material adverse effect on BJ YSLD's assets, obligations, rights or operations without Legend Media IT’s prior written consent; (b) BJ YSLD, Ju Bingzhen and Xue Wei granted Legend Media IT certain informational rights; (c) BJ YSLD, Ju Bingzhen and Xue Wei agreed to (i) submit BJ YSLD’s annual budget and monthly cash requirement plans to Legend Media IT for approval, (ii) obtain Legend Media’s approval for withdrawals from BJ YSLD’s bank accounts, and (iii) accept corporate policies and guidance from Legend Media IT with respect to the appointment and dismissal of senior management, daily operations and management and financial administrative systems; (d) BJ YSLD, Ju Bingzhen and Xue Wei agreed to appoint or cause to be appointed the individuals nominated by Legend Media IT to become directors, general manager, chief financial officer or other senior management of BJ YSLD and (e) each of Ju Bingzhen and Xue Wei entered into an Authorization Agreement (the "Music Radio Authorization Agreement") pursuant to which each authorized Jeffrey Dash, the Company's Chief Financial Officer, to exercise his voting rights with respect to shares of BJ YSLD at BJ YSLD’s stockholders' meetings. The term of the Music Radio Operating Agreement is 10 years with an automatic renewal for another 10-year term unless any party provides written notice to the other parties that it does not wish to renew the Music Radio Operating Agreement. The term of each of the Music Radio Authorization Agreements is 10 years but it terminates automatically upon the earlier termination of the Music Radio Services Agreement.

For the purpose of this combination between BJ YSLD and HTLG and pursuant the Music Radio Acquisition Agreement, the account receivables and accounts payable of HTLG related to the airline advertising business that occurred on or prior to November 30, 2008 shall remain with HTLG. The transaction is between parties under common control and has been accounted for in a manner similar to a pooling of interests. As a result of the transaction described above, the historical financial statements presented are a combination of BJ YSLD and the airline magazine advertising business of HTLG, and the financial statements of the Company have been restated to report the results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at July 1, 2007. The Company’s consolidated balance sheets at December 31, 2008 and June 30, 2008, and the results of operations presented in the accompanying consolidated statements of operations and other comprehensive income (loss) for the three months ended September 30, 2009 and 2008 are composed of the previously separate entities combined beginning July 1, 2007. This required the historical financial statements of the Company be restated to reflect the consolidation of BJ YSLD under a method similar to a pooling of interests. The Company recorded the acquisition as a deemed dividend in the amount of $51,561,046, which represents the $51,343,536 value of the 100,673,600 common stock into which the Series B convertible preferred stock was convertible, less the net book value of BJ YSLD net assets of ($217,510) on the date of acquisition. The closing of the Music Radio Acquisition Agreement gives the Company effective control of BJ YSLD, a PRC-based company that has the exclusive sales contract for Xinhua Airline Magazine, the airline magazine for Hainan Airline Group.

Note 12 - Commitments and Contingencies

Leases

On May 1, 2008, the Company entered into a 19-month lease for premises in Tianjin, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 29,437 (approximately $4,327 per month, based on the exchange rate as of September 30, 2009)

On June 13, 2008, the Company entered into a two-year lease for premises in Beijing, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 31,800 (approximately $4,675 per month, based on the exchange rate as of September 30, 2009).

On October 27, 2008, the Company entered into a one-year lease for corporate housing in Sanya, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 1,600 (approximately $235 per month, based on the exchange rate as of September 30, 2009).

On December 1, 2008, the Company entered into a one-year lease for premises in Beijing, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 104,103 (approximately $15,303 per month, based on the exchange rate as of September 30, 2009).

On January 1, 2009, the Company entered into a one-year lease for premises in Haikou, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 3,412 (approximately $500 per month, based on the exchange rate as of September 30, 2009).

On January 10, 2009, the Company entered into a two-year lease for premises in Shanghai, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 42,580 (approximately $6,259 per month, based on the exchange rate as of September 30, 2009).

On February 28, 2009, the company entered into a one-year lease for corporate housing in Qingdao, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 1,667 (approximately $245 per month, based on the exchange rate as of September 30, 2009).

On March 15, 2009, the Company entered into a one-year lease for premises in Qingdao, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 7,500 (approximately $1,103 per month, based on the exchange rate as of September 30, 2009).

On March 18, 2009, the Company entered into a one-year lease for corporate housing in Haikou, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 1,800 (approximately $265 per month, based on the exchange rate as of September 30, 2009).

At September 30, 2009, total future minimum lease payments under operating leases were as follows:

Amount
Year ending September 30, 2010	$299,843
Year ending September 30, 2011	64,467
Thereafter	-
$364,310

During the three months ended September 30, 2009 and 2008, the Company had rent expense of $83,576 and $31,153,

Note 13 - Related Party Transactions

Significant balances and transactions and balances with related parties are as follows:

a.   Amounts due to related parties

Related Party	Relationship	September 30,	June 30,
Classified as Related Party Payable			(audited)
BaoChun Ju and affiliates (including his wife, Wei Xue, and Music Radio, Ltd.)	majority Shareholder	$1,688,892	$1,667,679	[1]
Beijing Hongtenglianguang Advertising Co., Ltd,	common control PRC entity	374,041	-	[2]
		2,062,933	1,667,679
Related party receivables offset against related party payables
Beijing Hongtenglianguang Advertising Co., Ltd,	common control PRC entity	-	(335,155)	[3]
		$2,062,933	$1,332,524

Classified as Related Party Note Payable
RMK Emerging Growth Fund,	controlled by a shareholder who is also the CEO of ARC Investment Partners	375,733	375,733	[4]
		$2,438,666	$1,708,257

1
BaoChun Ju and his wife Ms. Wei Xue, pursuant to the Music Radio Acquisition Agreement, became the beneficial owners of 90.6% of the Company’s common stock.  Mr. Ju and Ms. Xue Wei are also controlling shareholders of HTLG, BJ YSLD and TJ YSLD.

2
HTLG is controlled by BaoChun Ju and his wife, Ms. Xue Wei.  Further, pursuant to the Music Radio Acquisition Agreement dated November 28, 2008, the Company gained effective control over the airline magazine advertising product line of HTLG. HTLG, as a related company under common control, paid expenses for the Company.  In connection with the BJ YSLD contracts acquired with the May 30, 2008 acquisition, the Company pays advertising minutes contract costs of RMB208,833 per month to HTLG as pass-through to the counterparties in the contracts.  Further, for a period of time HTLG was providing sales and marketing support to the BJ YSLD for RMB105,000 per month and a variable portion equal 15% of revenues earned and collected per month.

3
HTLG is controlled by BaoChun Ju and his wife, Ms. Xue Wei.  HTLG performed sales functions for BJ YSLD prior to the Music Radio Acquisition Agreement.  Some sales agreements dated prior to this agreement where in the name of HTLG and left as such for ease of customer service and administration.  As of September 30, 2009 the Company has a receivable balance from HTLG; however, since HTLG is controlled by BaoChun Ju and his wife, Ms. Xue Wei it shown as an offset to the amount due BaoChun Ju.

4
RMK is a fund controlled by a shareholder. RMK made advances to the Company in February and March 2008 for a total note issued of $375,733. The balances presented are net of the note discount and the movement relates to the amortization of such note.  See Note 6.

b. Related parties paid by the Company; the expenses included rent, commissions and media related expenses:

		Three Months ended September 30,		Three Months ended September 30,
Related Party		2009		2008
BaoChun Ju and affiliates (including his wife, Wei Xue, and Music Radio, Ltd.)	majority Shareholder	$85,066	[1]	$-
Beijing Hongtenglianguang Advertising Co., Ltd,	common control PRC entity	$333,060		$-	[1]

1	Includes $183,636 for an office in Beijing that the Company rents from BaoChun Ju; the rent per month is $15,303 which is based on fair market value.

c. Related parties provided short term loans or advances to the Company to assist with working capital shortfalls:

		Three Months ended September 30,		Three Months ended September 30,
Related Party		2009		2008
BaoChun Ju and affiliates (including his wife, Wei Xue, and Music Radio, Ltd.)	majority Shareholder	$23,460	[1]	$-

d. The related party collected cash on behalf of the Company:

		Three Months ended September 30,		Three Months ended September 30,
Related Party		2009		2008
Beijing Hongtenglianguang Advertising Co., Ltd.	common control PRC entity	$1,610,617	[1]	$-

Note 14 – Income Taxes

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

No provision for taxation has been made for Legend Media (Beijing) Consulting Company Limited, Legend Media (Beijing) Information and Technology Co., Ltd. and Beijing Maihesi Advertising International Co., Ltd. for the three months ended September 30, 2009 and 2008, as they did not generate any taxable profits during the periods.

As income taxes are not calculated on a consolidated basis the individual entities may be subject to tax in cases where the group is not profitable.  Pursuant to the law the Company’s Chinese entities are subject to 25% tax.

The Company adopted the provisions of FASB ASC 740 “Income Taxes.” ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Since the Company has substantial net operating loss carryforwards, adoption of FASB ASC 740 had no impact on the Company’s beginning retained earnings, balance sheets, or statements of operations.

Note 15 – Segment Information

Based on FASB ASC 280 “Segment Reporting,” the Company identified one operating segment. The Company is only able to disaggregate revenue and cost of revenue data by product line. Further disaggregation is impracticable, because the Company’s customers and distribution methods overlap and management reviews its business as a single operating segment. Assets overlap between the two product lines as well. Thus, discrete financial information is not available by more than one operating segment.

Note 16- Subsequent Events

In reviewing subsequent events, management considers events that take place up to and including December 22, 2009.

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

Executive Overview

Legend Media, formerly known as Noble Quests, Inc., was organized as a Nevada corporation on March 16, 1998, to sell multi-media marketing services and other related services to network marketing groups. Specifically, we assisted network marketers in using marketing tools such as public relations, advertising, direct mail, collateral development, electronic communications and promotion tools to increase product and service awareness.

On January 31, 2008, the Company entered into a Share Exchange Agreement with Well Chance Investments Limited (“Well Chance”) and Well Chance's sole shareholder (the "Well Chance Shareholder"), which was accounted for as a reverse acquisition under the purchase method because Well Chance obtained control of the Company. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity.

Well Chance was incorporated under the laws of the British Virgin Islands as an International Business Company on February 22, 2005. Well Chance was formed to create a business that principally engaged in the development and management of a technology platform that deploys advertisements across its various advertising media.

We expanded our business in February 2008 to focus on building a consumer advertising network in the PRC focused on the Chinese radio advertising and air travel based advertising . We conduct our business operations through our 80% owned subsidiary   Legend (Beijing) Consulting Co., Ltd. and our wholly owned subsidiary Legend (Beijing) Information and Technology Co., Ltd., each of which are incorporated under the laws of the PRC.

As of October 12, 2009, we secured the exclusive rights to 39,420 minutes of radio advertising annually in Tianjin and Xi’an.  The Company also has rights to sell advertising content for an airline magazine which has the potential to reach 20 million Chinese consumers.   Management has identified several other opportunities to acquire additional advertising rights and expects continued expansion of both air travel and radio advertising assets as well as other targeted media platforms in China.

 Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the three months ended September 30, 2009, we generated net loss of $106,026, and have a working capital deficit of $1,932,444 as of September 30, 2009. The working capital deficit includes $2,062,933 of related party payables.

As further described in Note 6 to the consolidated financial statements, On January 31, 2008, in connection with the Share Exchange Agreement discussed under Note 1 to the consolidated financial statements, we entered into a loan agreement with RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which we had the right to borrow $375,733 from RMK as a short-term bridge loan. The due date on this loan was February 10, 2009. The full $375,733 is currently outstanding and is classified as a related party note payable. On November 25, 2009, RMK issued notice to us requiring immediate repayment of the loan. We are working with RMK to extend the note, but no outcome has been reached. RMK is a fund controlled by a shareholder who is also the CEO of ARC Investment Partners, LLC, a shareholder of Legend Media, Inc.

As further described in Note 1 to the consolidated financial statements, we have effective control of BJ YSLD, a PRC-based company. The significant portion of our revenues are derived from BJ YSLD’s exclusive contract with Xinhua Airline Magazine. The exclusive contract expires March 31, 2010. Mr Ju, our CEO, is actively negotiating an extension to the contract for at least 3 years. This extension may require upfront payments in the amount that we are not in a position to pay. Mr. Ju, as the majority shareholder, is looking for solutions if an upfront payment is required. The possible solutions include Mr. Ju organizing a personal loan for the amount needed by which the extension will be held by a separate company that may or may not be under the control of Mr. Ju, and licensed back to the Company until such time that we have the resources to repay the amount borrowed personally by Mr. Ju.

These factors among others may indicate that we may be unable to continue as a going concern for a reasonable period of time.

In view of these matters, realization of profitability is dependent upon the success of its future operations and our ability to meet its financial requirements and raise additional capital. Management's plans include negotiation with RMK to extend the note, renegotiation of the exclusive Xinhua Airline Magazine contract, further marketing of its advertising network and the expansion of its advertising sales for both the Chinese radio stations and the airline magazine. If we are unsuccessful in these efforts and cannot attain sufficient revenue to permit profitable operations, or if it cannot obtain a source of funding or investment, we may be required to substantially curtail or terminate our operations.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“USGAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas that require estimates and assumptions include valuation of accounts receivable and determination of useful lives of property and equipment.

Variable Interest Entities

In January 2003, the FASB issued Statement of Financial Accounting Standards Board Interpretation FSB ASC 810-10-05-8, "Consolidation of VIEs.” ASC 810-10-05-8 states that in general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

On May 30, 2008, we purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, and on July 21, 2008, we purchased 100% of the common stock of News Radio Limited. Additionally, on November 28, 2008, we entered into and closed the Music Radio Acquisition Agreement with Well Chance, MRL, and the Music Radio Shareholders, pursuant to which we acquired control of BJ YSLD, another variable interest entity. Due to certain restrictions imposed upon Chinese advertising companies, direct investment and ownership of media and advertising companies in the PRC is prohibited. Therefore, we acquired control of TJ YSLD and we acquired control of Beijing Maihesi Advertising International Co., Ltd. (through its purchase of News Radio Limited). We structured the MRL and News Radio Limited transactions to comply with such restrictions.

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

Because we have not been involved in advertising outside of China for the required number of years, our domestic PRC operating subsidiaries, which are considered foreign-invested, are currently ineligible to apply for the required advertising services licenses in China.  Our PRC operating affiliates hold the requisite licenses to provide advertising services in China and they are owned or controlled by PRC citizens designated by us.  Our radio advertising business operates in China though contractual arrangements with consolidated entities in China.  Until the July 20, 2009 termination of the VIE agreements with TJ YSLD and Beijing Maihesi Advertising International Co., Ltd., we and our PRC subsidiaries entered into contractual arrangements with TJ YSLD, Beijing Maihesi Advertising International Co., Ltd. and BJ YSLD as well as their respective shareholders under which:

•	We have been able to exert significant control over significant decisions about the activities of TJ YSLD, Beijing Maihesi Advertising International Co., Ltd. and BJ YSLD,

•
a substantial portion of the economic benefits and risks of the operations of TJ YSLD, Beijing Maihesi Advertising International Co., Ltd. and BJ YSLD were transferred to us through a revenue assignment agreement, and

•·
The equity owner of TJ YSLD, Beijing Maihesi Advertising International Co., Ltd. and BJ YSLD has not had the obligation to absorb the losses of TJ YSLD Beijing Maihesi Advertising International Co., Ltd. or BJ YSLD.

As we have been able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks have been transferred to us, we have determined that the advertising entities, TJ YSLD, Beijing Maihesi Advertising International Co., Ltd. and BJ YSLD meet the definition of a VIE through July 20, 2009, and subsequent to the July 20, 2009 termination of the TJ YSLD and Beijing Maihesi Advertising International Co., Ltd. agreements, BJ YSLD meets the definition of a VIE. Further, we are considered to be the primary beneficiary of the risks and benefits of equity ownership of TJ YSLD, Beijing Maihesi Advertising International Co., Ltd. and BJ YSLD and thus have consolidated this entity in our accompanying financial statements through July 20, 2009 and BJ YSLD as of September 30, 2009.

Long-Lived Assets

We apply the provisions of FASB ASC 360-10, “Property, Plant, and Equipment”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

In June 2009, we decided and executed a plan to terminate the exclusive sales contract for the Beijing FM 90.5 channel which was acquired July 21, 2008.  As part of this transaction, we capitalized $1,016,206 as an intangible asset to recognize the believed value of the contract.  For the year ended June 30, 2009, we recognized an impairment of $774,528 based on the net book value of the asset as of June 30, 2009.

We recorded an impairment loss on its FM 92.5 advertising rights agreement during the year ended June 30, 2009 as a result of management’s analysis of future cash flows indicating that we will not recover the value of the asset.

Based on its review, we believe that, at September 30, 2009, there were no other significant impairments of its long-lived assets.

Intangible Assets

Intangible assets consist of contract rights purchased in the acquisition of Legend Media Tianjin Investment Company Limited, the entity controlling the advertising rights to Tianjin FM 92.5, on May 30, 2008 and the acquisition of News Radio Limited, the entity controlling the advertising rights to Beijing FM 90.5 on July 21, 2008.   In July 2009, we terminated the Beijing FM 90.5 contract and during the year ended June 30, 2009 recognized an impairment loss for the entire amount of the intangible asset. Further, we recognized an impairment loss on the Tianjin FM92.5 contract rights (see Long-Lived Assets policy above).  Intangible assets consist of the following at the dates indicated:

	September 30,	June 30,
	2009	2009

FM 92.5 Contract rights	$1,422,854	$1,422,854
Exclusivity agreement	7,388,731	7,388,731
	8,811,585	8,811,585
Less Accumulated amortization	(1,819,848)	(1,517,496)
Intangibles, net	$6,991,737	$7,294,089

The FM 92.5 contract rights primarily arise from an exclusive contract acquired in connection with the acquisition of Legend Media Tianjin Investment Company Limited, which is amortized over 31 months, from June 1, 2008, the first day of operations by the Company, based on the duration of the existing advertising agreement that expired December 31, 2008 plus renewal of the advertising agreement. The agreement was renewed January 1, 2009.  The contract is with Tianjin FM 92.5 provides exclusive rights to 54 advertising minutes per day or 19,710 minutes per year. The channel is Beijing-based and through a relay facility airs in Tianjin. Legend Media’s contract is with the Beijing channel’s exclusive agent, which has a national exclusive contract with the channel. The exclusive agent subcontracted the rights for the Tianjin market to Legend Media. The value was derived as the net present value of the contract’s earnings before interest, tax, depreciation and amortization (“EBITDA”) over the contract’s expected term from May 30, 2008 through December 31, 2010, using a discount rate of 15%. We determined that a 15% discount rate accurately reflects the rate of return we expect to earn on the contract, which resulted in a contract value of $1,709,888.   The $1,709,888 was reduced by $201,524 on June 30, 2009 to recognize an impairment loss after forecasting the remaining value of the agreement through December 31, 2010.

The remainder of the purchase price of $7,388,731 was allocated to an Operating Agreement among Legend Media (Beijing) Consulting Co., Ltd., TJ YSLD and Ju Baochun (the "Music Radio Operating Agreement"), entered into in connection with the Music Radio Share Purchase Agreement. Mr. Baochun, through a company he owns and operates, is the 80% owner of MRL, which is the 20% owner of the post-acquisition variable interest entity ("VIE"), TJ YSLD. Pursuant to the terms of the Operating Agreement, TJ YSLD and Mr. Baochun are prohibited from:

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

Revenue Recognition

Our revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104. We purchase (i) advertising inventory in the form of advertising airtime, the unit being minutes, from radio stations and (ii) advertising pages from airline magazines. We then distribute these minutes and pages under various sales agreements. We recognize advertising revenue over the term of each sales agreement, provided evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.   Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions.   Barter revenue for the three months ended September 30, 2009 and 2008 was $845,464 and $395,834, respectively.    expense for the three months ended September 30, 2009 and 2008 was $417,434 and $148,198, respectively.    Under PRC regulations, we must pay certain taxes on revenues generated. These taxes include:

•	Business tax: 5% of revenues generated net of fees paid to advertising agencies and media companies for services and advertising inventory;

•	Construction tax: 3% of revenues generated net of fees paid to advertising agencies and media companies for services and advertising inventory;

•	Education tax: 7% of the business tax;

•	Urban development tax: 3% of the business tax; and

•	Flood insurance tax: 1% of the business tax.

We recognize these taxes in cost of revenue in the period incurred.

Cost of Revenue

We expense advertising costs monthly according to the terms of the underlying contracts. The contract is expensed evenly over the term of the agreement from the date advertising is first expected to take place. As the advertising inventory does not carry forward, all minutes are expensed whether sold or not.

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses are included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of stockholders’ equity.  Such items, along with net income, are components of comprehensive income. Translation gains of $46,137 and $24,646 at September 30, 2009 and June 30, 2009, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Recent Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this pronouncement year ended June 30, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 is not expected to have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. Management is currently assessing the impact that the adoption of FASB ASC 810-10 will have on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact our financial position or results of operations.

Results of Operations

The exchange of shares with the Well Chance Shareholder in February 2008 was accounted for as a reverse acquisition of the Company under the purchase method of accounting because Well Chance obtained control of the Company. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity at the time.  Subsequently, the Music Radio Acquisition Agreement, leading to the control of BJ YSLD in November 2008, was accounted for similarly to a pooling of interest as there was common control.  Therefore, the Company's historical financial information includes that of BJ YSLD.

Comparison of Three Months Ended September 30, 2009 and 2008:

	2009		2008
	Amount	% of Revenue	Amount	% of Revenue
	(in dollars, except percentages)

REVENUE	$2,160,432	100.0%	$2,324,491	100.0%

COST OF REVENUE	994,927	46.1%	1,162,682	50.0%

GROSS PROFIT	1,165,505	53.9%	1,161,809	50.0%

OPERATING EXPENSES	2,065,822	95.6%	1,848,607	79.5%

LOSS FROM OPERATIONS	(900,317)	(41.7)%	(686,798)	(29.5)%

OTHER INCOME (EXPENSE), NET	811,167	37.5%	(278,848)	(12.0)%

LOSS BEFORE PROVISION FOR INCOME TAXES	(89,150)	(4.1)%	(965,646)	(41.5)%

PROVISION FOR INCOME TAXES	16,876	0.8%	177,445	7.6%

NET LOSS	(106,026)	(4.9)%	(1,143,091)	(49.2)%

NET LOSS ATTRIBUTABLE TO LEGEND MEDIA, INC. COMMON SHAREHOLDERS	(106,026)	(4.9)%	(1,155,823)	(49.7)%

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	46,137	2.1%	33,403	1.4%

COMPREHENSIVE LOSS	$(59,889)	(2.8)%	$(1,122,420)	(48.3)%

Revenues.  Our revenue included revenues from sales radio advertising and airline magazine advertising.  During the three months ended September 30, 2009, we had revenues of $2,160,432 compared to revenues of $2,324,491 for the three months ended September 30, 2008, a decrease of $164,059. The decrease is attributable to less demand for our advertising assets than that of the previous year.  Management believes customers will increase advertising in the coming quarters as overall market conditions continue to improve.

Cost of revenue. Cost of sales decreased to $994,927 for the three months ended September 30, 2009, compared to $1,162,682 for the three months ended September 30, 2008, a decrease of $167,755 or 14.4%.  The majority of the decrease is a result of the termination of underperforming advertising assets.  Management has taken several steps to reduce costs associated with poor performing advertising assets.  These efforts are expected to help the Company reach profitability in the coming quarters.  The Company’s costs of revenue are largely fixed and, thus, any efforts made to cut costs that do not materially impact revenue results have significant impact on gross profit and profitability.

Gross Profit.  Gross profit was $1,165,505 for the three months ended September 30, 2009 compared to $1,161,809 for the three months ended September 30, 2008, an increase of $3,696 or 0.3%.  The overall gross profit increase for the three months ended September 30, 2009 is attributable to the cost of revenue reduction efforts made by management.  The elimination of underperforming assets have had a significant beneficial impact on gross profit.

The gross margin for the three months ended September 30, 2009 and 2008 are 53.9% and 50.0%, respectively, respectively.  As with the overall gross profit, the gross margin decrease was the product of an improved cost structure.

Management expects margins to continue to improve as sales increase.

Operating Expenses.    Operating expenses increased to $2,065,822 for the three months ended September 30, 2009, compared to $1,848,607 for the three months ended September 30, 2008.  The increase is the result of a $320,895 increase in selling, general and administrative expenses offset by a $103,680 decrease in amortization expenses.

General and administrative expenses increased by $53,677.  Management expects selling, general and administrative expenses to grow as the business expands; however, as a percentage of revenue, selling, general and administrative is expected to decrease as some of the costs will not need to increase to handle future growth, except bad debt provision increased slightly according to the aging growth of the Accounts Receivable balances.

Depreciation and amortization decreased to $306,962 for the three months ended September 30, 2009, as compared to $410,462 for the three months ended September 30, 2008, a decrease of $103,680.  The majority of the difference is related to a reduced amount of intangible assets to amortize as compared to the previous as the Company took an impairment charge in the last quarter ended June 30, 2009.

Loss from Operations. As a result of the above, loss from operations totaled $900,317 for the three months ended September 30, 2009 as compared to loss from operations of $686,798 for the three months ended September 30, 2008, a difference of $213,519. As a percentage of revenues, loss from operations was (41.7)% for the three months ended September 30, 2009 compared to (29.5)% for the three months ended September 30, 2008.

Non-operating Income and Expense. Non-operating income for the three months ended September 30, 2009 was $811,167 as compared to non-operating expense of $278,848 for the three months ended September 30, 2008.  The difference, $1,090,016, can be attributed to nonrecurring gains resulting from the restructuring of the Company’s operating units and the resulting termination of certain VIE agreements.

Income (Loss) before Provision for Income Taxes. Loss before provision for income taxes was $89,150 for the three months ended September 30, 2009 as compared to a loss of $965,646 for the three months ended September 30, 2008, an improvement of $876,496.

Net Loss attributable to Legend Media, Inc. common shareholders.   As a result of the foregoing, net income attributable to Legend Media, Inc. common shareholders decreased to $106,026 for the three months ended September 30, 2009 compared to a net loss of $1,155,823 for the three months ended September 30, 2008, an improvement of $1,049,797.  The respective net margins are (5%) and (49.7) % for the three months ended September 30, 2009 and 2008, respectively. The income for the three months ended June 30, 2009 was mainly due to the increase of fixed advertising costs related to the radio advertising product line, less than expected radio advertising sales, the overall increase in selling, general and administrative expenses, goodwill impairment and the gains on the disposal of contracts.  Management believes the Company's operations will generate net income at an increasing rate due to fixed nature of many of the expenses and expectations of continued revenue growth.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the three months periods indicated below:

	September 30,	September 30,
		(audited)
Net cash used in operating activities	$(165,295)	$(432,399)
Net cash used in investing activities	(176,725)	(805,727)
Net cash provided by financing activities	300,000	1,149,366
Effect of exchange rate changes on cash and cash equivalents	5,430	9,280
Net increase (decrease) in cash and cash equivalents	(36,590)	(79,480)
Cash and cash equivalents at the beginning of year	169,343	3,372,499
Cash and cash equivalents at the end of year	132,753	3,293,019

Operating Activities

Net cash used in operating activities was $165,295 in the three months ended September 30, 2009 compared with net cash used in operating activities of $432,399 in the period ending September 30, 2008.  Our revenues have not reached a level sufficient to support our operations.

Cash flows from Investing and Financing Activities

Cash used in investing activities in the three months ended September 30, 2009 was $176,725 compared with cash used of $805,727 for the period ended September 30, 2008.  Cash provided by financing activities was $300,000 for the three months ended September 30, 2009.  The cash provided by financing activities was obtained by the contribution of capital by shareholders to the operating entity in China.  Although the business continues to develop and generate an increasing amount of cash, the Company may have to raise additional funds to finance any continued losses and the existing commitments.  The Company has outstanding notes payables of $431,733 which are due; $375,733 of which amount is a loan from a related party, RMK Emerging Growth Fund LP. Further, the Company will have to raise additional funds to finance further expansion in China.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company as of the date of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2009. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.
Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits:

31.1	Section 302 Certification of Principal Executive Officer.*
31.2	Section 302 Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*                  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND MEDIA, INC.

Date: December 22, 2009	By:	/s/ Ju BaoChun
Ju BaoChun
Chief Executive Officer

Date: December 22, 2009	By:	/s/ Jeffrey Dash
Jeffrey Dash
Chief Financial Officer