Form 10-Q
period 2009-12-31
Legend Media, Inc.
filed 2010-02-16
CIK 1367993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission file number 333-138479

LEGEND MEDIA, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0602435
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Room 624, Gehua Tower A , Qinglong Hutong Building No. 1
Beijing 100007, People’s Republic of China
(Address of Principal Executive Offices)

(86-10) 8418 6112
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

Large accelerated filerAccelerated filer ☐	Accelerated Filer ☐
Non-accelerated filerSmaller reporting company ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

Number of shares outstanding of the registrant's common stock as of February 12, 2010:

112,813,355 shares of Common Stock, US$0.001 par value per share

PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 and JUNE 30, 2009

ASSETS

	December 31,	June 30,
	(unaudited)

CURRENT ASSETS:
Cash & cash equivalents	$242,554	$169,343
Accounts receivable, net of allowance for doubtful accounts of $ 295,589 and $278,043	1,804,249	1,640,226
for December 31 and June 30, respectively
Vendor deposits	25,242	111,682
Related party receivable	1,566,537	341,232
Prepaid expenses	615,808	165,100
Deferred costs	1,238,421	1,583,115
Other receivables	23,348	5,789

Total current assets	5,516,159	4,016,487

Property and equipment, net	50,064	113,824
Intangible assets, net	6,218,849	7,294,089

TOTAL ASSETS	$11,785,072	$11,424,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,673,869	$1,934,080
Accrued liabilities	809,412	894,046
Accrued interest	658,358	502,168
Unearned revenue	887,994	1,130,662
Short term notes payable	56,000	56,000
Related party note payable	375,733	375,733
Related party payables	2,621,554	1,673,756
Other payables	364,526	439,958

Total current liabilities	7,447,446	7,006,403

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Legend Media, Inc. stockholders' equity
Series A convertible preferred stock - 20,000,000 shares authorized, par value $0.001, 2,083,333 shares issued and outstanding
at December 31, 2009 and June 30, 2009, respectively	2,083	2,083
Common stock - 127,000,000 shares authorized,
par value $0.001, 112,813,355 and 111,013,355 shares issued and outstanding
at December 31, 2009 and June 30, 2009, respectively	112,813	111,013
Additional paid-in capital	70,517,134	69,165,562
Accumulated deficit, deemed dividends related to entities under common control	(56,840,249)	(56,854,346)
Accumulated deficit, from operations	(9,473,978)	(8,030,961)
Total Accumulated deficit	(66,314,227)	(64,885,307)
Other comprehensive income	19,823	24,646
Total Legend Media, Inc stockholders' equity	4,337,626	4,417,997
Non-controlling interest	-	-
Total stockholders' equity	4,337,626	4,417,997
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,785,072	$11,424,400

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
 (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Revenue	$2,767,634	$2,659,090	$4,928,065	$4,983,582

Cost of revenue	779,495	1,523,652	1,774,422	2,686,334

Gross profit	1,988,139	1,135,438	3,153,643	2,297,248

Operating expenses:
Selling expenses	1,284,138	656,224	2,041,997	1,146,866
General and administrative expenses	644,569	731,439	1,645,569	1,677,530
Depreciation and amortization expense	307,064	402,675	614,026	814,549
Total operating expenses	2,235,771	1,790,338	4,301,592	3,638,945
Loss from Operations	(247,632)	(654,900)	(1,147,949)	(1,341,697)

Non-operating income (expense):
Interest income	111	504	360	771
Interest expense	(11,448)	(31,287)	(109,508)	(201,155)
Related party interest expense	(66,913)	(88,712)	(133,293)	(183,734)
Loss on disposal of fixed assets	(28,662)	(3,358)	(28,662)	(3,358)
Foreign exchange gain (loss)	(3,669)	7,861	(25,915)	7,709
Gain on termination of variable interest entity agreements	-	-	578,867	-
Impairment loss on intangible assets	(470,536)	-	(470,536)	-
Other	-	(10,686)	-	(27,654)
Total non-operating income (expense)	(581,117)	(125,678)	(188,687)	(407,421)
Loss before income tax	(828,749)	(780,578)	(1,336,636)	(1,749,118)
Income tax	89,505	116,326	106,381	293,771
Net loss	(918,254)	(896,904)	(1,443,017)	(2,042,889)
Less: Loss attributable to noncontrolling interest	-	126,755	-	114,023
Net loss attributable to Legend Media, Inc. common shareholders	(918,254)	(770,149)	(1,443,017)	(1,928,866)
Other comprehensive income
Foreign currency translation gain (loss)	(26,314)	11,276	(4,823)	(70,111)
Comprehensive loss	(944,568)	(758,873)	(1,447,840)	(1,998,977)
Comprehensive loss attributable to noncontrolling interest	-	-	-	-
Comprehensive loss attributable to Legend Media, Inc. common shareholders	$(944,568)	$(758,873)	$(1,447,840)	$(1,998,977)

Weighted average shares outstanding :
Basic	112,813,355	10,339,775	112,109,007	10,327,837
Diluted	112,813,355	10,339,775	112,109,007	10,327,837

Loss per share:
Basic	$(0.0081)	$(0.0745)	$(0.0129)	$(0.1868)
Diluted	$(0.0081)	$(0.0745)	$(0.0129)	$(0.1868)

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,443,017)	$(1,928,866)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	614,009	814,549
Impairment of intangible assets	470,536	150,271
Warrant expense	86,611	-
Fair value of stock options under ASC 718	526,261	211,469
Common stock issued for services	450,000	-
Loss from minority interest in subsidiary	-	(114,023)
Gain on termination of variable interest entity agreements	(573,428)	-
Change in allowance for uncollectible accounts	135,753	-
Barter revenues	(1,667,357)	(1,226,407)
Barter expenses	1,209,222	547,678
Loss on write off of assets	28,642	3,435
Changes in operating assets and liabilities:
Accounts receivable	(808,506)	(1,125,820)
Vendor deposits	86,426	(19,380)
Prepaid expenses	(450,907)	(231,552)
Other receivables	(105,906)	(11,380)
Accounts payable	(76,009)	(89,087)
Accrued liabilities	49,389	769,018
Other payables	105,478	12,730
Related party payables	-	(180,575)
Unearned revenue	646,655	244,632
Accrued interest	156,190	64,780
Net cash used in operating activities	(559,958)	(2,108,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long term deposits, contract guarantees and transaction deposits	-	(153,510)
Purchase of property and equipment	(834)	(123,542)
Cash acquired in acquisition of variable interest entity	-	286
Payment on termination of variable interest entity	(174,239)	-
Disposition of cash balances on termination of variable interest entities	(5,439)	-
Payment on acquisition of Music Radio Limited	-	(740,010)
Cash paid for acquisition of News Radio Limited	-	(749,990)
Restricted cash received	-	(14,620)

Net cash used in investing activities	(180,512)	(1,781,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(360,000)
Proceeds from sale of convertible preferred stock	-	1,500,000
Contributed capital from assumption of obligations	300,000	60,658
Dividend to shareholders of HTLG	-	(250,170)
Borrowing from related parties	2,880,951	-
Repayment to related parties	(1,387,125)	-
Collection on behalf of the company by related party	(980,730)	-

Net cash provided by financing activities	813,096	950,488

Effect of exchange rate changes on cash and cash equivalents	585	6,936

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	73,211	(2,932,490)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	169,343	3,372,499

CASH & CASH EQUIVALENTS, ENDING BALANCE	$242,554	$440,009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$170,000
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Legend Media, Inc. (the “Company”, “Legend Media”, “We”, “us” or “our”), formerly known as Noble Quests, Inc., was organized as a Nevada corporation on March 16, 1998, to sell multi-media marketing and other related services to network marketing groups. Specifically, the Company assisted network marketers in using marketing tools such as public relations, advertising, direct mail, collateral development, electronic communications and promotion tools to increase product and service awareness.

On January 31, 2008, the Company entered into a Share Exchange Agreement with Well Chance Investments Limited (“Well Chance”) and Well Chance's sole shareholder (the "Well Chance Shareholder"), which was recorded as a reverse acquisition under the purchase method because the Well Chance Shareholder obtained control of the Company. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity.

Well Chance was incorporated under the laws of the British Virgin Islands (“BVI”) as an International Business Company on February 22, 2005. The Company is focused on building a consumer advertising network in the People’s Republic of China (the “PRC”) focused on the Chinese radio advertising industry and advertising media that targets the consumer base of China.

On May 8, 2008, the Company and Well Chance entered into a Purchase Agreement (the “Music Radio Share Purchase Agreement”) with Music Radio Limited (“MRL”), a BVI company, and all of the shareholders of MRL (the “Music Radio Shareholders”), to purchase radio advertising rights in Tianjin, PRC. Pursuant to the Music Radio Share Purchase Agreement, the Company (a) issued 1,892,559 shares of the Company's common stock with an aggregate value of US$7,160,714 based on the weighted average trading price of the Company's common stock for the 90 trading days immediately preceding May 8, 2008, and (b) paid US$2,000,000, for the purchase of 80% of the common stock of Legend Media Tianjin Investment Company Limited, a BVI company and a wholly owned subsidiary of MRL.  The closing of the transaction contemplated under Music Radio Share Purchase Agreement occurred on May 30, 2008, which gave the Company effective control of the related PRC-based company that has the exclusive sales contract for the Tianjin based FM 92.5 radio channel. Tianjin, is one of the major cities in the PRC with a population over 11.5 million.  The exclusive sales contract provides the Company with 19,710 minutes per year of radio advertising airtime. The contract is up for renewal annually and expired December 31, 2009. Effective July 20, 2009, the Company disposed of TJ YSLD through a termination of the related VIE agreements, and caused BJ YSLD to enter into such Exclusive Advertising Rights Agreement with Atis on substantially the same terms.

On June 4, 2008, the Company and Well Chance entered into a Share Purchase Agreement (the “News Radio Share Purchase Agreement”) with News Radio Limited (“NRL”), a BVI company, and Mr. Ju and Ms. Xue Wei (the “News Radio Shareholders”), for the purchase of radio advertising rights in Beijing, PRC. Pursuant to the News Radio Purchase Agreement, the Company agreed to (a) issue 67,388 shares of the Company's common stock with an aggregate value of 2,000,000 Chinese Renminbi ("RMB") (equivalent to US$287,728 based on the currency exchange rate on June 5, 2008) based on the weighted average trading price of the common stock for the 30 trading days immediately preceding June 4, 2008 on the closing date, (b) pay RMB5,250,000 (approximately US$755,287 based on the currency exchange rate on June 5, 2008) payable 28 days after the closing date, and (c) pay RMB1,600,000 (approximately US$230,182 based on the currency exchange rate on June 5, 2008) payable 90 days after the closing date. In consideration for the purchase of 100% of the common stock of NRL, a wholly owned subsidiary of MRL, the closing of the transaction contemplated under the News Radio Share Purchase Agreement occurred on July 21, 2008, which gave the Company effective control of the PRC-based company that has the exclusive sales contract for the Beijing based radio channel FM 90.5. The exclusive sales contract provides the Company with minutes per year of radio advertising airtime. The contract is up for renewal annually and was terminated pursuant to a termination agreement dated July 20, 2009.

On August 4, 2008, Beijing Maihesi International Advertising Co., Ltd. (“Beijing Maihesi”), a company organized in the PRC and an affiliate of Legend Media, entered into an Exclusive Advertising Rights Agreement with Beijing Guoguang Guangrong Advertising Co., Ltd. (the "Beijing Maihesi Agreement"), pursuant to which Beijing Maihesi acquired 45,990 advertising minutes per year on FM 107.1, a news and entertainment radio channel broadcasting to the Shenzhen region of the PRC. The Exclusive Advertising Rights Agreement has an original expiration date on December 31, 2010 and was terminated pursuant to a termination agreement dated July 20, 2009.

On October 28, 2008, Tianjin Yinse Lingdong Advertising Co. Ltd. (“TJ YSLD”), a company organized in the PRC and an affiliate of Legend Media, entered into an Exclusive Advertising Rights Agreement with Beijing Atis Advertising Co., Ltd. (“Atis”), pursuant to which TJ YSLD acquired 19,710 advertising minutes per year on FM 95.5, a music and entertainment radio channel broadcasting to Xi’an region of the PRC. The exclusive contract gives the Company an additional 19,710 minutes of radio advertising airtime.  Effective July 20, 2009, the Company disposed of TJ YSLD through a termination of the related VIE agreements, and caused BJ YSLD to enter into such Exclusive Advertising Agreement with Atis on substantially the same terms.

Considering the potential business opportunities available and the likelihood that certain radio business would continue to cause negative cash flow in the near future due to the global economic depression, the Company restructured its current business assets and formulated a business plan in response to the global and domestic economic changes, including (i) the disposal of FM 90.5 and FM107.1 radio business and (ii) the assignment of FM 92.5 and FM 95.5 radio business to BJ YSLD.

On November 28, 2008, the Company entered into and closed an Acquisition Agreement (the "Airline Advertising Acquisition Agreement") with Well Chance, MRL, and Music Radio Shareholders Pursuant to the Airline Advertising Acquisition Agreement, the Company acquired control over BJ YSLD and caused the contribution of an airline magazine advertising business of Beijing Hongtenglianguang Advertising Co., Ltd (“HTLG”), a PRC company 100% owned by the Music Radio Shareholders, to BJ YSLD. For the acquisition of control, the Company issued 5,033,680 shares of its newly-created Series B convertible preferred stock ("Series B Preferred Stock") to the Music Radio Shareholders and two warrants to purchase an aggregate of 10,000,000 shares of the Company's common stock, to Mr. Ju. The closing gave Legend Media effective control of BJ YSLD, which has an indirect exclusive advertising agency rights for  Xinhua Airline Magazine.  The airline magazine reaches a potential audience approaching 20 million passengers per year.  The exclusive contract with Xinhua Airline Magazine provides approximately 80 pages of advertising space per monthly issue.

The number of shares of Series B Preferred Stock issued pursuant to the Airline Advertising Acquisition Agreement was calculated based on a purchase price of RMB275,000,000, based on a currency exchange rate of RMB6.829 to US$1, and a per share issue price of 20 times the greater of (a) 75% of the weighted average trading price of one share of common stock for the 15 trading days ended on the third day before closing, and (b) US$0.40. Because 75% of the weighted average trading price for the common stock during the period was US$0.3440, the per share issue price used was US$0.40. As more fully described below, each share of Series B Preferred Stock was initially convertible into 20 shares of common stock, or 100,673,600 shares of common stock, representing approximately 90.6% of the issued and outstanding common stock on an as-converted basis (not including the Company's outstanding Series A convertible preferred stock, warrants or options).

As a result of the Airline Advertising Acquisition Agreement and the reverse merger transaction with Well Chance, the historical financial statements presented are those of Well Chance and BJ YSLD.  At the time of the reverse merger, Well Chance’s historical financials became those of the Company.  The subsequent Airline Advertising Acquisition Agreement, which gave the Company control of BJ YSLD, was between entities under common control and, as such, accounted for similarly to a pooling of interests.

Well Chance conducts its business operations through its 80%-owned subsidiary, Legend (Beijing) Consulting Co., Ltd., and its wholly-owned subsidiary, Legend (Beijing) Information and Technology Co., Ltd., each of which are incorporated under the laws of the PRC.

As of February 12, 2010, the Company had obtained substantial exclusive sales rights for advertising on one airline magazine.

Today, the Company is building a consumer advertising network in China to reach the affluent and mass affluent consumers in China through radio and airline travel. Management is focused on key lifestyles of the affluent as a guide for their advertising asset development. Management has established relationships in China that are expected to provide access to key sales outlets and additional advertising assets. The Company continues to develop a network of relationships that are expected to allow it to expand sales efforts quickly as new inventory is acquired.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the three months and six months ended December 31, 2009, the Company generated a net loss of US$1,336,992 and US$1,443,017, respectively, and has a working capital deficit of US$1,931,287 as of December 31, 2009.  The working capital deficit includes US$ 2,621,554 of related party payables and US$1,566,537 of related party receivables.

As further described in Note 8, on January 31, 2008, in connection with the Share Exchange Agreement discussed under Note 1, Legend Media entered into a loan agreement with RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which Well Chance had the right to borrow US$375,733 from RMK as a short-term bridge loan. The due date on this loan was February 10, 2009. The principal amount of US$375,733 is currently outstanding and is classified as a related party note payable. The accrued interest balance for this loan is US$494,283 as of December 31 2009, which is classified as accrued interest. On November 25, 2009, RMK issued notice to the Company requiring immediate repayment of the loan. The Company is working with RMK to extend the note, but no outcome has been reached.  RMK is a fund controlled by a shareholder who is also the CEO of ARC Investment Partners, LLC, a shareholder of the Company. See Note 16.

As further described in Note 1, Legend Media has effective control of BJ YSLD. The majority of Legend Media’s revenues are derived from BJ YSLD’s indirect exclusive advertising agency rights for Xinhua Airline Magazine. The previous exclusive advertising agency rights agreement for Xinhua Airline Magazine (the “Airline Advertising Agency Agreement”) expires on March 31, 2010. Due to the lack of sufficient cash flow generated from the business of the Company, it is unable to come up with the upfront deposit required by the related media company for the renewal of this Airline Advertising Agency Agreement. Pursuant to an agreement of understanding entered into among certain major shareholders of the Company on December 19, 2009 (the “ AOU”), Mr. Ju, the CEO of the Company, has personally secured the financing necessary and caused such Airline Advertising Agency Agreement be temporarily entered between HTLG and the media company. The Company is currently attempting to raise capital to repay Mr Ju the above-said personal financing. Upon the repayment of such personal financing and subject to other terms of the AOU, Mr. Ju will cause the Airline Advertising Agency Agreement be assigned to BJ YSLD. In case capital is raised, considering current market conditions, the Company may have to issue a significant number of shares.  Further, if capital is not available from the market, significant shares would have to be issued to Mr. Ju in accordance with the AOU, who provided the capital necessary to secure the Airline Advertising Agency Agreement.

These factors among others may indicate the Company may be unable to continue as a going concern for a reasonable period of time.

In view of these matters, realization of profitability is dependent upon the success of the Company’s future operations and ability to meet its financial requirements and raise additional capital. Management's plans include negotiation with RMK to extend the note, repayment of the personal financing for the assignment of the exclusive right under the Airline Advertising Agency Agreement to BJ YSLD, further marketing of its advertising network and the expansion of its advertising sales for the airline magazine.  If the Company is unsuccessful in these efforts and cannot attain sufficient revenue to permit profitable operations, or if it cannot obtain a source of funding or investment, it may be required to substantially curtail or terminate its operations.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP. The Company’s functional currency is Renminbi ("RMB"), however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“US$”).

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

Reclassification

Certain prior period account descriptions were reclassified to conform to the three and six months ended December 31, 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Legend Media and its subsidiaries as follows as of December 31, 2009:

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

At times, the Company will record receivables, which have not yet been invoiced, from advertising contracts. These receivables are recorded in the accompanying consolidated balance sheet and included in accounts receivable. The unbilled accounts receivable balance at December 31 and June 30, 2009 was US$ 250,743 and US$1,285,587, respectively

Prepaid Expenses

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

Impairment of long-lived assets and definite-lived intangible assets

The Company applies FASB ASC 360-10, “Property, Plant, and Equipment”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

Cost of Revenue

The Company expenses advertising cost monthly according to the terms of the underlying contracts. The cost of the contract is expensed evenly over the term of the agreement starting on the date advertising is first expected to take place. As the advertising inventory does not carry forward, all minutes are expensed whether sold or not.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC 718 “Compensation-Stock Compensation.” The Company recognizes in its statements of operations and other comprehensive income (loss) the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of December 31, 2009, there were outstanding options to purchase 6,966,820 shares of common stock and warrants to purchase 11,180,294 shares of common stock.

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash, accounts receivable and related party receivable. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the Unites States. Balances at financial institutions within the PRC are not covered by insurance. As of December 31, 2009 and June 30, 2009, the Company had deposits in excess of federally insured limits totaling US$0 and US$7,907, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In terms of accounts receivable, the Company sells to a wide range of customers. No significant customer accounted for a significant percentage of the revenue for the years ended December 31 2008 and 2009. Related party receivable represents certain customer receivables collected by HTLG on behalf of the Company.  Such receivables account for 21.89% and 50.62% of total accounts receivable as of December 31, 2009 and June 30, 2009, respectively.  See Note 16 for specific balances and transaction amounts.

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of stockholders’ equity. Such items, along with net income, are components of comprehensive income. Translation gains of US$21,158 and US$24,646 at December 31, 2009 and June 30, 2009, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Basic and Diluted Loss Per Share

Loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” Basic loss per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows

In accordance with FASB ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Segment Reporting

FASB ASC 280, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment.

Minority Interest in Subsidiaries

On May 30, 2008, the Company purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited (LMTICL), a BVI company and a wholly-owned subsidiary of MRL. As a result of this purchase, the Company recognized initial minority interest on its consolidated balance sheet of US$15,524. The loss attributed to minority non-controlling interest was separately designated in the accompanying statements of operations and other comprehensive income.

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

On May 30, 2008, the Company purchased 80% of the common stock of LMTICL, and on July 21, 2008, the Company purchased 100% of the common stock of NRL. Additionally, on November 28, 2008, the Company entered into and closed the Airline Advertising Acquisition Agreement with Well Chance, MRL, and the Music Radio Shareholders, pursuant to which the Company acquired control of BJ YSLD, another variable interest entity. Foreign direct investment and ownership of advertising companies in the PRC is subject to certain restrictions. Therefore, the Company acquired control of TJ YSLD (through its purchase of Legend Media Tianjin Investment Company Limited) and the Company acquired control of Beijing Maihesi (through its purchase of NRL). The Company structured Legend Media Tianjin Investment Company Limited and NRL transactions to comply with such restrictions.

The principal regulations governing foreign ownership in the advertising industry in China include:

•	The Catalogue for Guiding Foreign Investment in Industry (2007); and

•	The Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

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

Because the Company has not been involved in advertising outside of China for the required number of years, the Company’s domestic PRC operating subsidiaries, which are considered foreign-invested, are currently ineligible to apply for the required advertising licenses in China.  The Company’s PRC operating affiliates hold the requisite licenses to provide advertising services in China and they are owned or controlled by PRC citizens designated by the Company. The Company’s radio and airline advertising business operates in China though contractual arrangements with consolidated entities in China.  The Company and its PRC subsidiaries entered into contractual arrangements with TJ YSLD, Beijing Maihesi and BJ YSLD as well as their respective shareholders under which:

•	The Company has been able to exert significant control over significant decisions about the activities of TJ YSLD, Beijing Maihesi and BJ YSLD,

•	A substantial portion of the economic benefits and risks of the operations of TJ YSLD, Beijing Maihesi and BJ YSLD were transferred to the Company through a revenue assignment agreement, and

•	The equity owner of TJ YSLD, Beijing Maihesi and BJ YSLD has not had the obligation to absorb the losses of TJ YSLD Beijing Maihesi or BJ YSLD.

As the Company has been able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks were transferred to the Company, it determined that the advertising entities, TJ YSLD, Beijing Maihesi and BJ YSLD meet the definition of a VIE through July 20, 2009.However, subsequent to the July 20, 2009 termination of the TJ YSLD and Beijing Maihesi VIE agreements (see Note 11), only BJ YSLD meets the definition of a VIE. Accordingly, the Company is considered to be the primary beneficiary of the risks and benefits of equity ownership of TJ YSLD, Beijing Maihesi and BJ YSLD and thus has consolidated these entities in its accompanying financial statements through July 20, 2009 and BJ YSLD as of December 31, 2009.

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

As of December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheets at fair value.

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

Recent Pronouncements

In June, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No.166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this amendment will have no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this amendment will have no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification carries the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operations.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarify the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This ASU eliminated that residual method of allocation for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This ASU changed the accounting model for revenue arrangements that include both tangible products and software elements for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This ASU amends the FASB Accounting Standard Codification for EITF 09-1. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as issuance cost in the financial statements of the entity.  ASU No. 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. This ASU is effective for interim or annual periods beginning on or after June 15, 2009, for share-lending arrangements entered into in those periods.  Arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity had not reached a final settlement as of the effective date are within the scope of this ASU. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, codifies SFAS No. 166, Accounting for Transfers of Financial Assets, which is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ASU No. 2009-16 eliminates the concept of a “qualifying special-purpose entity” from Statement No.140 and removes the exception from applying FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. As a result, most securitization entities that previously met the requirements of a qualifying special-purpose entity under Statement No. 140 that are variable interest entities (VIEs) are now required to be evaluated under the revised guidance in the amendment to FIN 46(R). The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with VIEs, codifies Statement No. 167, Amendments to FASB Interpretation No. 46(R). Among other provisions, this ASU amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, ASU No. 2009-17 requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts SFAS 160 (now included in Subtopic 810-10). For those entities that already adopted SFAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted SFAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January, 2010, the FASB issued ASU 2010-3—Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This article discusses the ASU’s key provisions and changes in practice. As stated in the adopting release of the SEC Final Rule, application was contingent on the FASB conforming its standards to the requirements of the SEC Final Rule. ASU 2010-3 is effective for annual periods ending on or after December 31, 2009 and is applied prospectively as a change in estimate. However, entities that became subject to the disclosure requirements of Topic 932 solely due to the change to the definition of significant oil and gas producing activities are permitted to apply the disclosure provisions of Topic 932 in annual periods beginning after December 31, 2009.The Company does not expect the provisions of ASU 2010-3 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January, 2010, the FASB issued ASU 2010-04, Accounting for Various Topics—Technical Corrections to SEC Paragraphs. The Company does not expect the provisions of ASU 2010-4 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January, 2010, the FASB issued ASU 2010-05 Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This ASU codifies Emerging Issues Task Force Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation,” which was issued on June 18, 2009 to clarify SEC staff views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. Topic D-110 concludes that when evaluating whether the presumption of compensation has been overcome, registrants should consider the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment.  The SEC staff believes that an escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The Company does not expect the provisions of ASU 2010-5 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January, 2010, the FASB issued ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, to enhance the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The Company does not expect the provisions of ASU 2010-6 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January, 2010, the FASB issued ASU 2010-07 Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions. Statement 164 is effective for mergers that occur on or after the beginning of an initial reporting period beginning after December 15, 2009. It is effective for acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009 (January 1, 2010 for a calendar-year entity). Application of the Statement’s provisions to mergers or acquisitions before those dates is prohibited. The Company does not expect the provisions of ASU 2010-7 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In February, 2010, the FASB issued ASU 2010-08—Technical Corrections to Various Topics. The Company does not expect the provisions of ASU 2010-8 to have a material effect on the financial position, results of operations, or cash flows of the Company.

Note 3 – Prepaid Expenses

Prepaid expenses consist of the following at the date indicated:

	December 31	June 30
		(audited)
Capital raising	$-	$60,000
Investor relations	323,168	93,534
Advances to suppliers	290,998	-
Other	1,642	11,566
	$615,808,	$165,100

Capital raising of US$60,000 relates to a non-refundable retainer payment made to Susquehanna Financial Group, LLP (“SFG”), an investment banker who was engaged to assist the Company with raising additional capital. Investor relations at December 31, 2009 and June 30, 2009 of US$323,168, (including cash payment of US$60,767 and issuance of 1,800,000 shares valued at US$262,401) and US$93,534 (all paid in cash), respectively, represent prepayments made to consultants engaged to assist with future marketing and promotion of the Company.

Note 4 - Deferred Costs and Unearned Revenues

Deferred costs arise from barter transactions whereby the Company receives services or goods for future period use in exchange for advertising. Deferred cost was US$1,238,421 and US$1,583,115 at December 31, 2009 and June 30, 2009, respectively. Unearned revenue arises from both normal trade sales and barter trade sales. For barter sales, unearned revenue arises when the Company has received the goods or services, but has not provided advertising service to customers.  For normal trade sales, unearned revenue arises when a customer prepays for advertising to be delivered in subsequent periods. Unearned Revenue of US$887,994 and US$1,130,662, respectively, was recognized in the accompanying consolidated balance sheets at December 31, 2009 and June 30, 2009, representing the Company’s entire unearned revenue obligation to deliver advertising for customers in subsequent periods.

Note 5 – Fixed Assets

Property and equipment consist of the following at the date indicated:

	December 31	June 30
		(audited)
Computer equipment	$35,499	$85,026
Office equipment and furniture	38,746	58,820
Leasehold improvements	-	8,463
	$74,245	$152,309
Less: Accumulated depreciation	(24,181)	(38,485)
	$50,064	$113,824

Depreciation expense for the three months ended December 31, 2009 and 2008 was US$4,690, and US$8,159, respectively. Depreciation expense for the six months ended December 31, 2009 and 2008 was US$9,300 and US$13,315, respectively.

Note 6 – Intangible Assets

Intangible assets consist of the following at the dates indicated:

	December 31	June 30
Original value		(audited)
FM 92.5 Contract rights	$1,709,888	$1,709,888
Exclusivity agreement	7,388,731	7,388,731
FM 90.5 Contract rights	1,016,206	1,016,206
	10,114,825	10,114,825
Less: Impairment
FM 92.5 Contract rights	(757,570)	(287,034)
FM 90.5 Contract rights	(774,528)	(774,528)
	(1,532,098)	(1,061,562)
Less: Accumulated amortization
FM 92.5 Contract rights	(952,318)	(717,050)
Exclusivity agreement	(1,169,882)	(800,446)
FM 90.5 Contract rights	(241,678)	(241,678)
	(2,363,878)	(1,759,174)
Intangibles, net	$6,218,849	$7,294,089

FM 92.5 Contract

The FM 92.5 contract rights primarily arise from an exclusive contract acquired in connection with the acquisition of LMTICL, which is amortized over 31 months, from June 1, 2008, the first day of operations by the Company, based on the duration of the existing advertising agreement that expired December 31, 2008 plus renewal of the advertising agreement. The agreement was renewed January 1, 2009.  The contract is for radio channel FM 92.5’s Tianjin broadcasting, providing exclusive rights to 54 advertising minutes per day or 19,710 minutes per year. The channel is Beijing-based and airs in Tianjin through a relay facility. The contract is signed between the related VIE of the Company and the channel’s exclusive national agent. The exclusive agent subcontracted the rights for the Tianjin market to the related VIE of the Company. The value was derived as the net present value of the contract’s earnings before interest, tax, depreciation and amortization (“EBITDA”) over the contract’s expected term from May 30, 2008 through December 31, 2010, using a discount rate of 15%. The Company determined a 15% discount rate to reflect the rate of return the Company expects to earn on the contract, which resulted in a contract value of US$1,709,888. The US$1,709,888 contract value was reduced by US$287,034 on June 30, 2009 and US$470,536 on December 31, 2009 to recognize an impairment loss after forecasting the remaining value of the agreement through December 31, 2010.

Amortization expense on this contract for the three months ended December 31, 2009 and 2008 was US$117,634 and US$159,700, respectively, amortization expense on this contract for the six months ended December 31, 2009 and 2008 was US$235,268 and $344,417, respectively.

Exclusivity Agreement

The remainder of the purchase price of US$7,388,731 was allocated to an Operating Agreement among Legend Media (Beijing) Consulting Co., Ltd., TJ YSLD and Mr. Ju (the "Music Radio Operating Agreement"), entered into in connection with the Music Radio Share Purchase Agreement. Mr. Ju, is the 80% owner of MRL, which is the 20% owner of the post-acquisition VIE, TJ YSLD. Pursuant to the terms of the Operating Agreement, TJ YSLD and Mr. Ju are prohibited from:

•	Borrowing money from any third party or assuming any debt;

•	Selling to any third party or acquiring from any third party any assets, including, without limitation, any intellectual rights;

•	Granting any security interests for the benefit of any third party through collateralization of TJ YSLD's assets;

•	Assigning to any third party the agreements entered into by TJ YSLD; and

•	Selling, transferring and disposing of any license held by TJ YSLD.

Amortization expense on this contract for the three months ended December 31, 2009 and 2008 was US$184,718 and US$56,543, respectively, amortization expense on this contract for the six months ended December 31, 2009 and 2008 was US$369,437 and US$113,069, respectively

FM 90.5 Contract

The FM 90.5 contract rights capitalized in July 2008 and subsequently impaired on June 30, 2009 primarily relate to an exclusive contract acquired in connection with the acquisition of NRL which is being amortized over 48-months, beginning July 1, 2008. The contract is for radio channel FM 90.5, providing 126 advertising minutes per day or 45,990 minutes per year. In July 2009, the Company terminated the Beijing FM 90.5 contract and during the year ended June 30, 2009 recognized an impairment loss for the entire amount of the intangible asset.

Amortization expense for the Company’s intangible assets for the three months ended December 31, 2009 and 2008 was US$302,352 and US$394,516, respectively, amortization expense for the Company’s intangible assets for the six months ended December 31, 2009 and 2008 was US$604,705 and US$801,234, respectively.

Note 7 - Accrued Liabilities

Accrued liabilities consist of the following at the date indicated:

	December 31	June 30
		(audited)
Compensation	$53,592	$79,439
Revenue and tax levies	221,808	171,343
Legal fees	161,303	161,303
Payroll taxes and employee welfare expenses	67,434	12,617
Income taxes (PRC)	297,613	424,574
Other	7,662	44,770
	$809,412	$894,046

Note 8 - Notes Payable

Loan balances consist of the following at the date indicated:

Short term note payable	December 31	June 30
		(audited)
Kantor	$33,000	$33,000
Blueday	23,000	23,000
Total notes payable	$56,000	$56,000

Related party note payable
RMK	$375,733	$375,733

Interest expense relating to Kantor and Blueday loans in the accompanying statements of operations and other comprehensive loss was US$11,448 and US$31,827 for the three months ended December 31, 2009 and 2008, respectively, was US$22,898 and US$201,155 for the six months ended December 31, 2009 and 2008, respectively. Interest expense relating to RMK loan in the accompanying statements of operations and other comprehensive loss was US$ 66,913 and US$ 88,712 for the three months ended December 31, 2009 and 2008, respectively, was US$133,293 and US$183,734 for the six months ended December 31, 2009 and 2008, respectively.

RMK Emerging Growth Opportunity Fund LP Note Agreement

On January 31, 2008, in connection with the Share Exchange Agreement discussed under Note 1, Well Chance entered into a loan agreement by and between Well Chance and RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which Well Chance had the right to borrow US$375,733 from RMK as a short-term bridge loan. The advances on the loan occurred in February 2008, and were due one year from the date of the initial advance along with all applicable loan fees. Notwithstanding the foregoing, in the event of the issuance and sale of equity or equity-linked securities by Well Chance or the Company to investors (other than investors who are stockholders of Well Chance at the time of the loan), which issuance and sale results in gross proceeds to Well Chance of at least US$3,000,000 prior to the maturity date, then full repayment of the loan amount, the loan fee and any additional loan fee owed to RMK as of the closing date of such financing (as calculated above) shall be payable by the Company to RMK no later than five business days after the closing date of the equity financing. On July 1, 2008, the Company raised US$3,000,000 through an unregistered sale of its Series A convertible preferred stock. As of December 31, 2009, the note had not been repaid and the full US$375,733 principal balance and US$494,283 of accrued interest is outstanding on the RMK note. The Company classified the loan as short-term in the accompanying balance sheets.

In addition, pursuant to the RMK loan agreement, Well Chance gave RMK a continuing security interest in all presently existing and subsequently acquired assets and property of Well Chance of whatever nature and wherever located (except for any such assets for which, by the terms of any agreement in existence on the date of the loan agreement, does not permit the granting of a security interest, in which case Well Chance shall grant to RMK a security interest in all proceeds received by Well Chance generated by such assets). In connection with this loan the Company issued warrants to purchase 150,294 shares of common stock with an exercise price of US$2.50 per share. On August 26, 2009, the Company reduced the exercise price of the warrants from US$2.50 per share to US$0.40 per share. See Note 12 for description of warrants.

The due date on this loan was February 10, 2009. The Company worked with RMK to extend the note, but no outcome has been reached.  Related party interest expense of US$66,913 was been included in the accompanying statements of operations and other comprehensive loss for the three months ended December 31, 2009 and 2008, respectively. RMK is a fund controlled by a shareholder who is also the CEO of ARC Investment Partners, LLC, a shareholder of the Company. See Note 16.

Kantor and Blueday Loan Agreements

On March 30, 2008, the Company entered into a loan agreement (the "Kantor Loan") with Jonathan Kantor of US$100,000. In connection with the Kantor Loan, the Company issued warrants to purchase 40,000 shares of common stock with an exercise price of US$2.50 per share. On August 26, 2009, the Company reduced the exercise price of the warrants from US$2.50 per share to US$0.40 per share. See Note 12.

Also on March 30, 2008, the Company entered into a loan agreement (the "Blueday Loan”) with Blueday Limited ("Blueday"), of US$250,000. In connection with the Blueday Loan, the Company issued warrants to purchase 50,000 shares of common stock with an exercise price of US$2.50 per share. On August 26, 2009, the Company reduced the exercise price of the warrants from US$2.50 per share to US$0.40 per share. See Note 12.

Pursuant to the terms of the Kantor Loan and Blueday Loan, the Company was to repay the loans plus applicable loan fees (described below) by June 30, 2008. If the Company had repaid the outstanding principal amount of each of the loans by April 1, 2008, then the loan fees would have been US$50,000 for the Kantor Loan and US$125,000 for the Blueday Loan. Any partial repayments delivered to Mr. Kantor or Blueday after April 1, 2008 will be applied in accordance with a formula set forth in the applicable loan agreement by dividing such partial repayments between the outstanding principal amount, the outstanding loan fee, and the applicable additional loan fee due on the date of repayment. In the event that the Company does not pay a loan in full, including the outstanding loan fee, on or before April 1, 2008, then, in addition to the outstanding principal amount and loan fee due, the Company must also pay to Mr. Kantor and Blueday, as applicable, an additional loan fee based on a percentage of the outstanding principal amount of the loan at the time repayment is made. If the Company does not repay a loan by April 1, 2008 but repays such loan in full, including the outstanding loan fee, on April 2, 2008 or the 44-day period thereafter, the applicable additional loan fee will be 10% of the outstanding principal amount of the loan at the time repayment is made. The additional loan fee percentage amount is an additional 10% for each 45-day period subsequent to the initial 45-day period and will continue to accrue until the Company pays such loan in full. In the event that the Company does not repay a loan in full, including the outstanding loan fee and the applicable additional loan fee, on or before June 30, 2008, then the additional loan fee will continue to increase, and Mr. Kantor or Blueday will have the right to terminate the applicable loan agreement and declare any amounts owed on such loan due and payable. The Company classified the Kantor Loan and the Blueday Loan as short-term in the accompanying balance sheets.

On June 30, 2008, waivers of default were executed on the Kantor and Blueday loans, extending the term of the loans to August 31, 2008.  The Company has continued dialogue with the note holders and no formal request for payment has been made.  As of December 31, 2009, the Company owed US$96,860, on the Kantor Loan representing US$33,000 of principal and US$63,860 of interest and additional fees. As of December 31, 2009, the Company owed US$123,216, on the Blueday Loan representing US$23,000 of principal and US$100,216 of interest and additional expenses.

Note 9 – Other Payables

Other payables consist of the following at the date indicated:

	December 31	June 30
		(audited)
Insurance	$3,994	$6,455
Office expenses	8,445	4,483
Service commitment to provide advertising pages	74,906	74,957
Due related to termination of radio contracts	15,061	168,360
Duties and levies	262,120	185,703
	$364,526	$439,958

Note 10 – Basic and Diluted Loss Per Share

For the three and six months ended December 31, 2009, the Company generated comprehensive loss in the accompanying consolidated statements of operations and other comprehensive income of US$944,568, and US$1,447,840, respectively. For the three and six months ended December 31, 2008, the Company incurred a comprehensive loss in the accompanying statements of operations and other comprehensive income of US$758,873 and US$1,998,977, respectively.  Therefore, the effect of options, warrants and convertible instruments outstanding is anti-dilutive during the three and six months ended December 31, 2009 and 2008.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	112,813,355	$(0.012)	10,339,775	$(0.07)

	Six Months Ended		Six Months Ended
	December 31, 2009		December 31, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	112,109,007	$(0.013)	10,327,837	$(0.19)

Note 11 - Variable Interest Entities

At June 30, 2009, the Company consolidated the balance sheets and operations of TJ YSLD, the VIE controlled under the May 30, 2008 MRL acquisition. On July 21, 2008, the Company completed the acquisition of NRL, and with the purchase the Company acquired control of Beijing Maihesi, another VIE. On November 28, 2008, the Company entered into and closed the Airline Advertising Acquisition Agreement with Well Chance, MRL, and the Music Radio Shareholders pursuant to which the Company acquired control of BJ YSLD, another VIE. See Note 14 for acquisition details. TJ YSLD, BJ YSLD and Beijng Maihesi have been consolidated with the Company’s financial statements at June 30, 2009.

Termination Agreement with respect to the Radio Frequency FM 90.5 and FM 107.1

On July 20, 2009, Beijing Maihesi, a company organized in the PRC and an affiliate of the Company, entered into an agreement (the “Termination Agreement”) with Beijing Guoguang Guangrong Advertising Co., Ltd. (“Guoguang”), pursuant to which Beijing Maihesi and Guoguang terminated (i) the Exclusive Advertising Rights Agreement dated May 5, 2008 by and between Beijing Maihesi and Guoguang, under which Beijing Maihesi was originally granted the exclusive right to market and sell all broadcast advertising in connection with the frequency FM 90.5 of China Radio International in Beijing (the “Beijing Agency Agreement”), and (ii) the Exclusive Advertising Rights Agreement dated August 4, 2008 by and between Beijing Maihesi and Guoguang, under which Beijing Maihesi was originally granted the exclusive right to market and sell all broadcast advertising in connection with the frequency FM 107.1 of China Radio International in Shenzhen (the “Shenzhen Agency Agreement”, collectively with the Beijing Agency Agreement, the “Agency Agreements”).

According to the Termination Agreement, (i) Beijing Maihesi or its affiliate paid Guoguang RMB1,150,000 (US$168,335) as compensation for the early termination of the Beijing Agency Agreement, (ii) Beijing Maihesi agreed to forsake the deposits in the amount of RMB2,760,000 and RMB1,050,000 under the Beijing Agency Agreement and Shenzhen Agency Agreement, respectively (which, as of December 31, 2009, was approximately US$403,788 and US$153,615, respectively), (iii) Guoguang agreed to forsake the accrued cost for the advertising minutes payable to Guoguang (approximately RMB 3,592,323, which, as of December 31,2009, was approximately US$525,557), and (iv) both Beijing Maihesi and Guoguang agreed to waive any claims and refrain from initiating any legal proceedings against the other party arising from or in connection with the terminated Agency Agreements. In addition, the Termination Agreement contains other covenants, agreements and default and confidentiality provisions that the reader is encouraged to review.

In connection with the termination of this VIE agreement, the Company has recorded a net gain on disposal of VIE of US$459,783 during the six months ended December 31, 2009, which was reduced by a loss on disposal related to the cash paid on consideration of US$174,239 and loss on disposal of an account receivable balance due from Beijing Maihesi in the amount of US$1,319,826.

Business Assignment with respect to the Radio Frequency FM 95.5 and FM 92.5

On July 20, 2009, Atis had agreements with TJ YSLD, with respect to the exclusive right to market and sell all broadcast advertising in connection with the frequencies FM 92.5 and FM 95.5 of China National Radio Station Music Radio in Tianjin and Xi’ an, respectively. To optimize the operations of the Company and save administrative expenses, the Company completed a restructuring to cause the termination of such agreement between Atis and TJ YSLD and the execution of a new agreement on substantially the same terms with BJ YSLD as well as the termination of the related VIE agreements with TJ YSLD.

On July 20, 2009, BJ YSLD entered into a cooperation agreement (the “FM 95.5 Agency Agreement”) with Atis, pursuant to which (i) BJ YSLD is granted exclusive right to market and sell all broadcast advertising in connection with the frequency FM 95.5 of China National Radio Station Music Radio in Xi’an for a term commencing from June 16, 2009 and ending on December 31, 2010; (ii) the annual cost for the advertising airtime in the year of 2009 and 2010 is RMB595,835 and RMB1.1 million respectively (which, as of December 31, 2009, is equal to approximately US$87,171 and US$160,930, respectively); (iii) BJ YSLD has the right of first refusal to renew the FM 95.5 Agency Agreement upon expiration; and (iv) BJ YSLD deposited RMB356,667 (approximately US$52,180). In addition, the FM 95.5 Agency Agreement contains other covenants, agreements and default and confidentiality provisions that the reader is encouraged to review.

BJ YSLD entered into a cooperation agreement (the “FM 92.5 Agency Agreement”) with Atis, pursuant to which (i) BJ YSLD is granted exclusive right to market and sell all broadcast advertising in connection with the frequency FM 92.5 of China National Radio Station Music Radio in Tianjin for a term commencing from June 15, 2009 and ending on December 31, 2010; (ii) the 12-month period cost for advertising airtime is RMB2.5 million (which, as of December 31, 2009, is equal to approximately US$365,750); (iii) BJ YSLD has the right of first refusal to renew the FM 92.5 Agency Agreement upon expiration; and (iv) BJ YSLD deposited RMB500,000 (approximately US$73,150). In addition, the FM 92.5 Agency Agreement contains other covenants, agreements and default and confidentiality provisions that the reader is encouraged to review.

In connection with the above-said restructuring, the Company disposed of the assets and liabilities of the historical TJ YSLD business and, accordingly, recorded a net gain on disposal of US$119,084 during the six months ended December 31, 2009, which was increased by a gain on disposal of an account payable balance due to TJ YSLD of US$138,542. The remaining assets retained by the Company and assigned to BJ YSLD after disposal is the intangible asset associated with the FM 92.5 advertising rights and the exclusivity agreement, as discussed in Note 6.

Beijing Maihesi and TJ YSLD had been consolidated in the Company’s financial statements through July 20, 2009, and subsequent to the termination of the related VIE agreements with Beijing Maihesi and TJ YSLD, BJ YSLD is the only remaining VIE included in the Company’s financial statements as of December 31, 2009.

Note 12 - Stock Options and Warrants

Stock Options

The Company entered into an employment agreement with Mr. Jeffrey Dash on January 31, 2008. On January 31, 2008, Mr. Dash was appointed President and Chief Executive Officer of the Company. Pursuant to the employment agreement Mr. Dash was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of US$2.50 per share. The options vest over 33 months, with 25% of the options vesting after the first three months and the remaining 75% of the options vesting equally every three months at a rate of 30,000 shares per three month. The fair value of the options was US$120. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 100%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. On August 26, 2009, the Company reduced the exercise price of the options from US$2.50 per share to US$0.40 per share. The increase in fair value of the options was US$34,600 is to be vested over the remaining 16 months of the option term and recognized in compensation expense accordingly. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On May 19, 2008, the Company entered into an employment agreement with Mr. William Lee. Effective June 2, 2008, Mr. Lee was appointed the Chief Operating Officer of the Company. Pursuant to the employment agreement, Mr. Lee was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of US$3.25 per share. The options vest over 33 months, with 12.5% of the options vesting after the first three months and the remaining 87.5% of the options vesting equally every three months at a rate of 31,818 shares per three months. The fair value of the options was US$783,280. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 92%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. On October 31, 2008, Mr. Lee left the Company. At that time of his departure from the Company he held 81,820 fully vested options and forfeited 318,180 options.   The Company’s board of directors agreed to grant Mr. Lee two years from the date of his departure to exercise the fully vested options.

On March 28, 2008, the Company granted to each of two of its directors options to purchase 80,000 shares of the Company’s common stock with an exercise price of US$2.50 per share. The options vest on a quarterly basis (in arrears) over 24 months commencing on the date of each director's appointment to the board. The fair value of the options was US$355,088. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 90%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. On August 26, 2009, the Company reduced the exercise price of the options from US$2.50 per share to US$0.40 per share. The increase in fair value of the options was US$6,056 and was recognized in compensation expense during the six months ended December 31, 2009 as they are fully vested as of this date. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. On November 15, 2008, Richard Vogel resigned as a director of the Company.  At the time of his resignation, he held 31,556 fully vested options and all were forfeited.

On May 19, 2008, the Company granted options to another director to purchase 80,000 shares of the Company’s common stock with an exercise price of US$3.70 per share. The options vest on a quarterly basis (in arrears) over 24 months commencing on the date of the director's appointment to the board. The fair value of the options was US$155,328. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 96%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. On August 26, 2009, the Company reduced the exercise price of the options from US$3.70 per share to US$0.40 per share. The increase in fair value of the options was US$6,424 and was recognized in compensation expense during the six months ended December 31, 2009 as they are fully vested as of this date. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On August 26, 2009, the Company granted options, under its stock option plan, to four employees to purchase 6,325,000 shares of the Company’s common stock with an exercise price of US$0.20 per share. Thirty percent of the options vest immediately, and the remaining options vest over 28 months. The fair value of the options was US$964,563. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

Following is a summary of the stock option activity for the six months ended December 31, 2009:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of July 1, 2009	641,820	$2.75	$-
Granted	6,325,000	0.20	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2009	6,966,820	$0.43	$-
Exercisable options:
June 30, 2009	426,153	$2.78	$-
December 31, 2009	2,645,667	$0.21	$-

Warrants

Under the loan agreement with RMK described in Note 6 at the closing of the share exchange agreement described in Note 1 the Company issued RMK a warrant to purchase 150,294 shares of the Company’s common stock. The warrant was exercisable upon issuance and is exercisable until the third anniversary of the issuance date of the warrant. The warrant exercise price is US$2.50 per share. The relative fair value of the warrants was US$108,261 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, and a dividend yield of 0% and volatility of 90%. Of the US$375,733 proceeds from the loan, the fair value of the warrants are recorded as debt discounts and has been amortized over the term of the loan. On August 26, 2009, the Company reduced the exercise price of the warrants from US$2.50 per share to US$0.40 per share. The increase in fair value of the options was US$9,499 and was recognized in interest expense during the six months ended December 31, 2009. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.46 years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On March 30, 2008, and pursuant to the terms of the Kantor Loan and Blueday Loan described in Note 6, the Company issued to Mr. Kantor and Blueday warrants to purchase 40,000 and 50,000 shares of the Company's common stock, respectively, at an exercise price of US$2.50 per share, subject to adjustments under the terms of the warrants. The warrants are exercisable upon issuance and until the third anniversary of the issuance date of the warrants. The warrants may be exercised in a cashless manner. The relative fair value of the warrants issued in connection with the Kantor Loan was US$28,082 and was determined using the Black-Scholes option pricing model and the following assumptions:  (1) term of three years, (2) a risk free interest rate of 4.5%, (3) a dividend yield of 0% and (4) volatility of 97%. Of the US$100,000 proceeds from the loan, the fair value of the warrants is recorded as debt discounts and has been amortized over the term of the loan. The relative fair value of the warrants issued in connection with the Blueday Loan was US$40,837 and was determined using the Black-Scholes option pricing model and the following assumptions:  (a) term of three years, (b) a risk free interest rate of 4.5%, (c) a dividend yield of 0% and (d) volatility of 97%. Of the US$250,000 proceeds from the Blueday note, the relative fair value of the warrants was recorded as debt discounts and has been amortized over the term of the loan. On August 26, 2009, the Company reduced the exercise price of the warrants from US$2.50 per share to US$0.40 per share. The increase in fair value of the options was US$6,012 and was recognized in interest expense during the six months ended December 31, 2009. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.59 years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On April 21, 2008, and pursuant to the terms of a loan agreement with Newport Capital Group ("Newport"), the Company issued Newport a warrant to purchase 40,000 shares of the Company's common stock at an exercise price of US$2.50 per share, subject to adjustment under the terms of the warrant. The warrant is exercisable upon issuance and until the third anniversary of the loan date. The warrant may be exercised in a cashless manner. The relative fair value of the warrant was US$554,536 and was determined using the Black-Scholes option pricing model and the following assumptions:  (1) term of four years, (2) a risk free interest rate of 0.9%, (3) a dividend yield of 0% and (4) volatility of 96%. Of the US$200,000 proceeds from the loan, the relative fair value of the warrant is recorded as a debt discount and has been amortized over the term of the loan. In addition, an embedded beneficial conversion feature was recorded in accordance with FASB ASC 815 “Derivatives and Hedging.” The relative fair value of the beneficial conversion feature was US$44,626 and was classified in additional paid-in capital in the December 31, 2009 consolidated balance sheets.

On July 1, 2008, the Company issued warrants to purchase 600,000 shares of the Company's common stock to Maoming China Fund ("Maoming") in connection with a preferred stock placement that closed on the same date. The warrants are immediately exercisable at an exercise price of US$2.50 per share until their expiration on June 30, 2011 and are exercisable on a cashless basis at any time after July 1, 2009 and until June 30, 2011, if the common stock underlying the warrants has not been registered with the SEC by such date. The relative fair value of the 600,000 warrants issued with the Series A convertible preferred stock was US$554,536. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 69%, (3) risk free interest of 2.9% and (4) dividend rate of US$0%. In addition, since the Series A convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature was recorded as a discount to additional paid in capital in accordance with FASB ASC 815 “Derivatives and Hedging.” The intrinsic value of the beneficial conversion feature was US$604,536. The beneficial conversion feature is considered a deemed dividend, but the Company has an accumulated deficit; therefore, the entry is not recorded as the accounting entry would be both a debit and a credit to additional paid in capital.

Between August 29, 2008 and June 23, 2009, the Company issued warrants to purchase 400,000 shares of the Company's common stock to Maoming in connection with a preferred stock placement that took place on the same date (see Note 13) and in connection with its preferred placement on July 1, 2008. The warrants are immediately exercisable at an exercise price of US$2.50 per share until their expiration on August 28, 2011 and are exercisable on a cashless basis at any time after August 29, 2009 and until August 28, 2011, if the common stock underlying the warrants has not been registered with the SEC by such date. The relative fair value of the 400,000 warrants issued with the Series A convertible preferred stock was US$189,670. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.5 years; (2) volatility of 92%, (3) risk free interest of 2.4% and (4) dividend rate of US$0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature would be calculated as a discount to additional paid in capital in accordance with FASB ASC 815 “Derivatives and Hedging.” However, the conversion price on the issuance date was greater than the stock price on that date and thus no intrinsic value arose from the issuance of the convertible preferred shares. Therefore, no beneficial conversion feature was recognized on the Company’s accompanying consolidated balance sheets.

On August 26, 2009, the Company reduced the exercise price of the warrants from US$2.50 per share to US$0.40 per share. The increase in fair value of the options was US$71,100 and was recognized in interest expense during the six months ended December 31, 2009. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.77 years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On November 28, 2008, the Company issued warrants to purchase 10,000,000 shares of the Company's common stock to Mr. Ju in connection with the Airline Advertising Acquisition Agreement dated November 28, 2008 that gave effective control of BJ YSLD to Legend Media, Inc.  See Note 14. The warrants were issued in two tranches with 5,000,000 warrants per tranche.  Tranche 1 warrants are immediately exercisable at US$0.40 per share until their expiration on November 28, 2011 and are exercisable on a cashless basis at any time after November 28, 2009 and until November 28, 2011, if the common stock underlying the warrants has not been registered with the SEC by such date. The relative fair value of the 5,000,000 warrants issued in connection with the Airline Advertising Acquisition Agreement was US$2,123,992. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 147%, (3) risk free interest of 4.5% and (4) dividend rate of US$0%.  The Tranche 2 warrants are immediately exercisable at US$0.80 per share until their expiration on November 28, 2013 and are exercisable on a cashless basis at any time after November 28, 2009 and until November 28, 2013, if the common stock underlying the warrants has not been registered with the SEC by such date.  The relative fair value of the 5,000,000 warrants issued with the Airline Advertising Acquisition Agreement was US$2,263,931. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of five years; (2) volatility of 147%, (3) risk free interest of 4.5% and (4) dividend rate of US$0%.  The Company recorded the relative fair value of the warrants as a deemed dividend related to pooling of subsidiary, resulting from the Airline Advertising Acquisition Agreement for BJ YSLD.

On December 19, 2009, the AOU has been signed among certain major shareholders of the Company. Pursuant to this AOU, the Company will issue to Mr. Ju warrants to purchase 3,930,836 shares of the Company’s common shares for each of the calendar years 2010 and 2011 if the Company achieves a EBITDA target number of RMB30,000,000 and RMB33,000,000 in connection with the Xinhua Airline Magazine, respectively. Furthermore, the Company will issue Mr. Ju warrants to purchase 2,000,000 shares of the Company’s common shares if the Company signs an exclusive agency agreement with another magazine. As of February 12, 2010, none of the trigger events mentioned in the AOU have been achieved.

Note 13 - Stockholders Equity

Unregistered Sale of Series A Convertible Preferred Stock

On August 29, 2008, the Company sold 625,000 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 300,000 shares of the Company's common stock to Maoming for US$1,500,000. Subsequently, on March 4, 2009, the Company sold 62,500 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 30,000 shares of the Company's common stock to Maoming for US$150,000.  On April 14, the Company sold 104,167 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 50,000 shares of the Company's common stock to Maoming for US$250,000.  On June 23, 2009, the Company sold 41,667 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 20,000 shares of the Company's common stock to Maoming for US$100,000. The sale of the Series A convertible preferred stock and warrants to Maoming occurred pursuant to the terms of a Securities Purchase Agreement (the "Maoming Purchase Agreement") dated March 31, 2008. The transaction contemplated under Maoming Purchase Agreement closed in connection with the Company’s previously announced acquisition of its second media advertising business operating in the China NRL.

The warrants issued to Maoming are immediately exercisable at US$2.50 per share until their expiration on August 28, 2011 and are exercisable on a cashless basis at any time after August 29, 2009 until August 28, 2011 if the common stock underlying the warrants has not been registered with the SEC by such date. See Note 9. On August 26, 2009, the Company reduced the exercise price of the warrants from US$2.50 per share to US$0.40 per share.

Common Shares Issued for Investment in News Radio, Limited

On July 21, 2008, the Company closed the acquisition of NRL, pursuant to the terms of the News Radio Share Purchase Agreement that the Company entered into on June 4, 2008. As part of the purchase price, the Company delivered to the News Radio Shareholders shares of the Company's common stock, with an aggregate value of RMB 2,000,000. On July 21, 2008, the acquisition was closed and the amount was settled at 104,427 common shares with a value of US$293,800 based on the currency exchange rate used. See Note 14 for acquisition of NRL.

Series B Convertible Preferred Stock Issued in connection with BJ YSLD and Conversion to Common Stock

As consideration for the acquisition of BJ YSLD, the Company issued 5,033,680 shares of its newly created Series B convertible preferred stock to Mr. Ju, the beneficial owner of BJ YSLD. Each share of the Series B convertible preferred stock was initially convertible into 20 shares of common stock, or 100,673,600 shares of common stock, representing 90.6% of the issued and outstanding common stock of the Company on an as-converted basis (not including the Company’s outstanding Series A convertible preferred stock, warrants or options). Under the terms of the Series B convertible preferred stock, all shares of this Series B convertible preferred stock are to be automatically converted into fully paid and non assessable shares of common stock on the date that the Company amends its Articles of Incorporation such that there is a sufficient number of shares of common stock authorized by the Company to allow full conversion of all outstanding shares of the Series B convertible preferred stock into shares of common stock. Further, the holders of the Series B convertible preferred stock are entitled to the same voting rights as if they were common stockholders of the Company, based on the number of shares of common stock into which the holder’s aggregate number of shares of the Series B convertible preferred stock are convertible. The Series B convertible preferred stock was converted into common stock on December 21, 2008, the date that the Company amended its Articles of Incorporation and authorized a sufficient number of shares to satisfy the conversion.  The Series B convertible preferred stock converted into 100,673,600 shares of common stock.

Deemed Dividend Arising from the Acquisition Agreement for the effective control of BJ YSLD

The Company recorded the Airline Advertising Acquisition Agreement, pursuant to which the Company obtained effective control of BJ YSLD, as a deemed dividend in the amount of US$51,561,046, which represents the US$51,343,536 value of the 100,673,600 shares of common stock into which the Series B Preferred Stock was convertible, less the net book value of BJ YSLD net liabilities of US$217,510 on the date of acquisition. The closing gave Legend Media effective control of BJ YSLD, a PRC-based company that has indirect exclusive advertising agency rights for Xinhua Airline Magazine, the airline magazine for Hainan Airline Group.

Dividend Paid to Owner for Account Balances Retained After Acquisition of BJ YSLD

Pursuant to the Airline Advertising Acquisition Agreement, the HTLG balances for cash, accounts receivable, related party payables remained with HTLG after the HTLG airline business became controlled by BJ YSLD on November 30, 2008.  The net debit balance of the transaction was US$1,322,226 which was recorded against retained earnings as a dividend. On March 31, 2009, the US$1,322,226 dividend was reduced by US$429,957 to US$892,510 to reflect the tax obligations of HTLG that were to remain with HTLG. The US$429,957 credit to retained earnings was offset against accrued liabilities and payables.

Note 14 - Acquisition

Acquisition of NRL

On July 21, 2008, the Company had Well Chance purchase 100% of the common stock of NRL. The transaction occurred pursuant to the terms of the News Radio Share Purchase Agreement that the Company entered into on June 4, 2008 with Well Chance and MRL. As a result of the acquisition, the Company obtained control of the following subsidiaries of the Company:

•	News Radio Limited (100%-owned)
•	CRI News Radio Limited (100%-owned)
•	Legend Media (Beijing) Information and Technology Co., Ltd. (100%-owned)
•	Beijing Maihesi International Advertising Co., Ltd. (100%-controlled as VIE)

At July 21, 2008, the Company delivered to the News Radio Shareholders shares of the Company's common stock, with an aggregate value of RMB2,000,000 (equivalent of US$287,728 based on the currency exchange rate on June 5, 2008). The amount was settled at US$293,800 based on the currency exchange rate on July 21, 2008.  The purchase price was based on the weighted average trading price of the common stock for the 30 trading days immediately proceeding June 4, 2008 (68,388 shares were actually delivered). In addition, (i) within 28 days after closing of the purchase of NRL, the Company is obligated to pay RMB5,250,000 (equivalent of US$755,287 based on the currency exchange rate on June 5, 2008). Subsequently on July 21, 2008, the acquisition was closed and settled at US$771,225, pay RMB1,600,000 (equivalent of US$230,182 based on the currency exchange rate on June 5, 2008.) Subsequently on July 21, 2008, the acquisition was closed and settled at US$235,040 based on the currency exchange rate on that date. As of December 31, 2008, the Company delivered the 104,427 shares associated with the News Radio Share Purchase Agreement.

During the year ended June 30, 2009, the Company paid US$749,990 towards the purchase of NRL, and at December 31, 2009 and June 30, 2009, the Company recognized the remaining US$256,275 in Related Party Payables in its consolidated balance sheets, respectively. See Note 13.

In addition, the News Radio Shareholders will receive additional, performance-based consideration within 30 days of each of year-end 2008, 2009 and 2010 based on the net revenues and net income for such periods of Beijing Maihesi, as follows: (a) if for the seven-month period ending December 31, 2008, net revenues equal or exceed 90% of RMB 12,000,000 and net income equals or exceeds RMB 0, the News Radio Shareholders will receive shares of the Company’s common stock with an aggregate value of RMB 2,500,000 (approximately US$359,660 based on the currency exchange rate on June 5, 2008) with a price per share equal to the weighted average trading price for the 30 trading days immediately preceding the date such amount becomes payable; (b) if for the 12-month period ending December 31, 2009, net revenues equal or exceed 80% of RMB 30,000,000 and net income equals or exceeds RMB 6,000,000, the News Radio Shareholders will receive RMB 4,000,000 (approximately US$575,457 based on the currency exchange rate on June 5, 2008) in the form of cash, the number of shares of the Company’s common stock as determined by a price per share equal to the weighted average trading price for the 30 trading days immediately preceding the date such amount becomes payable, or a combination of the two, at the election of the News Radio Shareholders and (c) if for the 12-month period ending December 31, 2010, net revenues equal or exceed 80% of RMB 34,000,000 and net income equals or exceeds RMB 8,000,000, the News Radio Shareholders will receive RMB 8,000,000 (approximately US$1,150,914 based on the currency exchange rate on June 5, 2008) in the form of cash, the number of shares of the Company’s common stock as determined by a price per share equal to the weighted average trading price for the 30 trading days immediately preceding the date such amount becomes payable, or a combination of the two, at the election of the News Radio Shareholders. Pursuant to the terms of the News Radio Share Purchase Agreement, Well Chance and the News Radio Shareholders will mutually select an impartial auditor to audit and determine, according to US GAAP, the Beijing Maihesi net revenues and net income for the relevant time-periods. For the seven-month period from the acquisition date to December 31, 2008, the net revenues of Beijing Maihesi were RMB 3,334,050 and net loss was RMB 6,131,817. For the 12-month period ending December 31, 2009, the net revenues of Beijing Maihesi were RMB 2,228,565 and net loss was RMB 9,146,532. None of the above performance target was achieved so there were neither cash paid nor shares issued accordingly.

After the closing of the News Radio Share Purchase Agreement the Company became the indirect beneficiary of several agreements entered into by the Company's affiliates.

In connection with the closing of the News Radio Share Purchase Agreement, Legend Media (Beijing) Information and Technology Co., Ltd. ("Legend Media IT"), wholly owned by CRI News Radio Limited, a Hong Kong Company, entered into an Exclusive Technical, Operational, Business Consulting and Services Agreement (the "News Radio Service Agreement") with Beijing Maihesi and the News Radio Shareholders pursuant to which Legend Media IT became the exclusive provider of technical, operational, business consulting and other services to Beijing Maihesiin exchange for a service fee and bonus as described in more detail in the News Radio Service Agreement. The term of the News Radio Service Agreement is 10 years with an automatic renewal for another 10-year term unless a party provides written notice that it does not wish to renew the News Radio Service Agreement. Beijing Maihesi agreed to several important covenants in the News Radio Service Agreement, including (but not limited to), agreeing not to appoint any member of Beijing Maihesis senior management without Legend Media IT's consent and to grant Legend Media IT certain informational rights. In addition, in the News Radio Service Agreement, each of the News Radio Shareholders (a) pledged his 100% equity interest in Beijing Maihesi. to Legend Media IT as a guarantee of Beijing Maihesi fulfillment of its obligations under the News Radio Service Agreement; (b) granted to Legend Media IT or its designee an option to purchase any or all of his equity interest in Beijing Maihesi at nominal value to the extent permitted applicable laws and regulations; and (c) agreed not to dispose of or encumber any of his equity interest in Beijing Maihesi without Legend Media IT’s prior written consent.

On July 20, 2009, the Company terminated its radio advertising agreements with respect NRL. See Note 11 for disposal of the VIE associated with NRL.

Acquisition Agreement for the effective control of BJ YSLD

On November 28, 2008, the Company entered into and closed the Airline Advertising Acquisition Agreement with Well Chance, MRL, and the Music Radio Shareholders. Pursuant to the Airline Advertising Acquisition Agreement, the Company acquired control over BJ YSLD and caused the contribution of the airline advertising business of HTLG to BJ YSLD.  BJ YSLD and HTLG were under common control. In exchange for the acquisition of control, the Company issued 5,033,680 shares of its newly-created Series B convertible Preferred Stock, to the Music Radio Shareholders and two warrants to purchase an aggregate of 10,000,000 shares of the Company's common stock, to Mr. Ju. As a result of the acquisition, the Company obtained 100% control of BJ YSLD.

In determining the consideration to be paid in the Airline Advertising Acquisition Agreement the Company reviewed and compared publicly available selected financial data and stock trading prices for public companies chosen based on their common participation in the Chinese advertising and media industry, and conducted a discounted cash flow analysis. Applying the conclusions drawn therefrom, the number of shares of Series B convertible preferred stock issued in the Airline Advertising Acquisition Agreement was calculated based on an aggregate purchase price of RMB275,000,000, a currency exchange rate of RMB6.829 to US$1, and a per share issue price of 20 times the greater of (a) 75% of the weighted average trading price of one share of common stock for the 15 trading days ended on the third day preceding closing, and (b) US$0.40. Because 75% of the weighted average trading price for the common stock during the period was US$0.3440, the per share issue price used was US$0.40. As more fully described below, each share of Series B convertible preferred stock is initially convertible into 20 shares of common stock or an aggregate of 100,673,600 shares of common stock representing approximately 90.6% of the issued and outstanding common stock on an as-converted basis (not including the Company's outstanding Series A convertible preferred stock warrants or options). The Series B convertible preferred stock converted into 100,673,600 shares of common stock on December 21, 2008.

One of the warrants issued Mr. Ju upon closing of the Airline Advertising Acquisition Agreement is immediately exercisable for 5,000,000 shares of common stock at an exercise price of US$0.40 per share until November 28, 2011 (the "First Expiration Date") and is exercisable on a cashless basis at any time after November 28, 2009 and until the First Expiration Date if the shares of common stock underlying the warrant have not been registered with the SEC by such date. The other warrant issued to Mr. Ju upon closing of the Airline Advertising Acquisition Agreement is immediately exercisable for 5,000,000 shares of common stock at an exercise price of US$0.80 per share until November 28, 2013 (the "Second Expiration Date") and is exercisable on a cashless basis at any time after November 28, 2009 and until the Second Expiration Date if the shares of common stock underlying the warrant have not been registered with the SEC by such date.

Upon the closing of the Airline Advertising Acquisition Agreement the Company became the beneficiary of several agreements. As a condition to closing, Legend Media IT entered into an Exclusive Technical, Operational, Business Consulting and Services Agreement (the “Airline Advertising Acquisition Services Agreement”) with BJ YSLD, a company owned by Xue Wei and Ju Bingzhen, the father of Mr. Ju. Ju Bingzhen and Xue Wei are also parties to the Airline Advertising Acquisition Services Agreement. Pursuant to the Airline Advertising Acquisition Services Agreement, Legend Media IT became the exclusive provider of technical, operational, business consulting and other services to BJ YSLD in exchange for a service fee and bonus as described in more detail in the Airline Advertising Acquisition Services Agreement. The financial results of BJ YSLD will be consolidated with the Company's financial statements. The term of the Airline Advertising Acquisition Services Agreement is 10 years with an automatic renewal for another 10-year term unless either party provides written notice to the other party that it does not wish to renew the Airline Advertising Acquisition Services Agreement. BJ YSLD agreed to several important covenants in the Airline Advertising Acquisition Services Agreement, including (but not limited to), agreeing not to appoint any member of BJ YSLD’s senior management without Legend Media IT’s consent and to grant Legend Media IT certain informational rights. In addition, pursuant to the Airline Advertising Acquisition Services Agreement, each of Ju Bingzhen and Xue Wei: (a)agreed to pledge his/her equity interests (representing 100% of the equity interest) in BJ YSLD to Legend Media IT as a guarantee of BJ YSLD’s fulfillment of its obligations under the Airline Advertising Acquisition Services Agreement; (b) granted to Legend Media IT or its designee an option to purchase any or all of their equity interest in BJ YSLD at nominal value to the extent permitted under applicable laws and regulations; and (c) agreed not to dispose of or encumber any of their equity interest in BJ YSLD without Legend Media IT’s prior written consent.

Legend Media IT also entered into the Music Radio Operating Agreement with BJ YSLD and the Music Radio Shareholders to secure the performance of the parties' obligations under the Airline Advertising Acquisition Services Agreement. Pursuant to the terms of the Music Radio Operating Agreement: (a) BJ YSLD, Ju Bingzhen and Xue Wei agreed not to, or to cause BJ YSLD not to, conduct any transactions which may have a material adverse effect on BJ YSLD's assets, obligations, rights or operations without Legend Media IT’s prior written consent; (b) BJ YSLD, Ju Bingzhen and Xue Wei granted Legend Media IT certain informational rights; (c) BJ YSLD, Ju Bingzhen and Xue Wei agreed to (i) submit BJ YSLD’s annual budget and monthly cash requirement plans to Legend Media IT for approval, (ii) obtain Legend Media’s approval for withdrawals from BJ YSLD’s bank accounts, and (iii) accept corporate policies and guidance from Legend Media IT with respect to the appointment and dismissal of senior management, daily operations and management and financial administrative systems; (d) BJ YSLD, Ju Bingzhen and Xue Wei agreed to appoint or cause to be appointed the individuals nominated by Legend Media IT to become directors, general manager, chief financial officer or other senior management of BJ YSLD and (e) each of Ju Bingzhen and Xue Wei entered into an Authorization Agreement (the "Music Radio Authorization Agreement") pursuant to which each authorized Jeffrey Dash, the Company's Chief Financial Officer, to exercise his voting rights with respect to shares of BJ YSLD at BJ YSLD’s stockholders' meetings. The term of the Music Radio Operating Agreement is 10 years with an automatic renewal for another 10-year term unless any party provides written notice to the other parties that it does not wish to renew the Music Radio Operating Agreement. The term of each of the Music Radio Authorization Agreements is 10 years but it terminates automatically upon the earlier termination of the Airline Advertising Acquisition Services Agreement.

For the purpose of this acquisition and pursuant to the Airline Advertising Acquisition Agreement, the accounts receivable and accounts payable of HTLG related to the airline advertising business that occurred on or preceding November 30, 2008 shall remain with HTLG. The transaction is between parties under common control and has been accounted for in a manner similar to a pooling of interests. As a result of the transaction described above, the historical financial statements presented are a combination of BJ YSLD and the airline magazine advertising business of HTLG, and the financial statements of the Company have been restated to report the results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at July 1, 2007. This required the historical financial statements of the Company be restated to reflect the consolidation of BJ YSLD under a method similar to a pooling of interests. The Company recorded the acquisition as a deemed dividend of US$51,561,046, which represents the US$51,343,536 value of the 100,673,600 common stock into which the Series B convertible preferred stock was convertible, less the net book value of BJ YSLD net liability of US$217,510 on the date of acquisition. The closing of the Airline Advertising Acquisition Agreement gives the Company effective control of BJ YSLD, a PRC-based company that has the indirect exclusive advertising agency rights for Xinhua Airline Magazine, the airline magazine for Hainan Airline Group.

Note 15 - Commitments and Contingencies

Leases

On December 1, 2008, the Company entered into a one-year lease for premises in Beijing, China. Under the terms of the lease, the Company was required to make monthly payments of RMB104,103 (approximately US$15,230 per month, based on the exchange rate as of December 31, 2009). The contract is not renewed as of the report date and the Company continues to pay monthly rental of RMB104,103 to the lessor after the expiration of the lease contract.

On January 10, 2009, the Company entered into a two-year lease for premises in Shanghai, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 42,580 (approximately US$6,230 per month, based on the exchange rate as of December 31, 2009).

On February 28, 2009, the Company entered into a one-year lease for corporate housing in Qingdao, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 1,667 (approximately US$244 per month, based on the exchange rate as of December 31, 2009).

On March 18, 2009, the Company entered into a one-year lease for corporate housing in Haikou, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 1,800 (approximately US$265 per month, based on the exchange rate as of December 31, 2009).

On June 25, 2009, the Company entered into a one-year lease for corporate housing and premises in Shenzhen, China. Under the terms of the lease, the Company is required to make monthly payment of RMB 2,600 (approximately US$ 380 per month, based on the exchange rate as of December 31, 2009).

On October 4, 2009, the Company entered into a one-year lease for corporate premises in Beijing, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 2,100 (approximately US$ 307 per month, based on the exchange rate as of December 31, 2009).

On October 11, 2009, the Company a entered into one-year lease for premises in Beijing, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 2,900 (approximately US$ 424 per month, based on the exchange rate as of December 31, 2009).

On October 16, 2009, the Company entered into a half-year lease for premises in Beijing, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 2,320 (approximately US$ 340 per month, based on the exchange rate as of December 31, 2009).

On October 27, 2009, the Company renewed a one-year lease for corporate housing in Sanya, China.  Under the terms of the lease, the Company is required to make monthly payments of RMB 1,600 (approximately US$234 per month, based on the exchange rate as of December 31, 2009).

On November 1, 2009, the Company entered into a two-year lease for premises in Tianjin, China. Under the terms of the lease, the Company is required to make monthly payments of RMB 10,518 (approximately US$ 1,539 per month, based on the exchange rate as of December 31, 2009).

At December 31, 2009, total future minimum lease payments under operating leases were as follows:

Amount
12 months ending December 31, 2010	$287,573
12 months ending December 31, 2011	17,354
$304,927

During the three months ended December 31, 2009 and 2008, the Company had rent expense of US$75,573 and US$106,275, during the six months ended December 31, 2009 and 2008, the Company had rent expense of US$183,504 and US$223,052.

Note 16 - Related Party Transactions

Significant balances and transactions with related parties are as follows:

a.  Amounts due to/due from related parties

Related Party	December 31,	June 30,
Related Party Payable		(audited)
Mr. Ju and affiliates (including his wife, Wei Xue)	$2,516,726	$1,673,756	1
Maoming	104,828	-	4
	$2,621,554	$1,673,756
Related Party Receivable
HTLG	1,566,537	341,232	2
	$1,566,537	$341,232
Related Party Note Payable
RMK	375,733	375,733	3
	$375,733	$375,733
Accrued interest payable
RMK	494,283	360,990
	$494,283	$360,990

Book values of the above related party payables and receivables conform to fair values as they are due on demand.

1  Mr. Ju and his wife Ms. Xue Wei, are the major beneficial owners of the Company’s common stock.  Mr. Ju and Ms. Xue Wei are also controlling shareholders of HTLG and BJ YSLD.

2  HTLG is controlled by Mr. Ju and his wife, Ms. Xue Wei.  Further, pursuant to the Airline Advertising Acquisition Agreement dated November 28, 2008, the Company gained effective control over the airline magazine advertising product line of HTLG.

3  RMK is a fund controlled by a shareholder, who is also the CEO of ARC Investment Partners, a shareholder of the Company.

4  Maoming is a shareholder of the Company.

b. Expenses paid by related parties on behalf of the Company:

	Three Months Ended			Six Months Ended
	December 31,		December 31,	December 31,	December 31,
Party	2009		2008	2009	2008
	(unaudited)		(unaudited)	(unaudited)	(unaudited)
Mr. Ju and affiliates (including his wife, Ms. Xue Wei)	$69,825	1	$-	$154,891	$-
HTLG	$1,405,576	2	$106,975	$1,738,636	$131,734
Maoming	$104,828	3	$-	$104,828	$-

1  Includes US$45,722 for an office in Beijing that the Company rents from Mr. Ju; the rent per month is US$15,241 which is based on fair market value.

2  Comprises rent, commissions and media related expenses.

3  Comprises fees for professional services.

c. Short term loans or advances to the Company to assist with working capital shortfalls:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
Party	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Mr. Ju and affiliates (including his wife, Ms.Xue Wei)	$878,400	$-	$901,860	$-

d. Cash collected on behalf of the Company:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
Party	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
HTLG	$792,154	$-	$980,731	$-

e. Interest accrued on loans:

	Three Months Ended			Six Months Ended
	December 31,		December 31,	December 31,	December 31,
Party	2009		2008	2009	2008
	(unaudited)		(unaudited)	(unaudited)	(unaudited)
RMK	$66,913	1	$66,913	$133,293	$133,826

     1  Accrued interest relates to the RMK loan note, see also Note 8.

Note 17 – Income Taxes

On March 16, 2007, the National People’s Congress enacted the Enterprise Income Tax Law (the “New Income Tax Law”), effective on January 1, 2008, replacing the separate income tax laws for domestic enterprises and foreign-invested enterprises, by adopting a unified income tax rate of 25% for most enterprises. In accordance with the implementation rules of the New Income Tax Law, the Company’s various PRC entities are subject to the same statutory 25% tax rate.

No provision for taxation has been made for Legend Media (Beijing) Consulting Company Limited and Legend Media (Beijing) Information and Technology Co., Ltd. for the three and six months ended December 31, 2009 and 2008, as they did not generate any taxable profits during the periods.

As income taxes are not calculated on a consolidated basis the individual entities may be subject to tax in cases where the group is not profitable.

The Company adopted the provisions of FASB ASC 740 “Income Taxes.” ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Since the Company has substantial net operating loss carry forwards, adoption of FASB ASC 740 had no impact on the Company’s beginning retained earnings, balance sheets, or statements of operations.

Note 18 – Segment Information

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

Note 19 - Correction of error in financial statements for the three months ended September 30, 2009

In July 2009, the Company terminated the VIE agreements with TJ YSLD and Beijing Maihesi. To reflect these terminations, the Company made elimination entries to take out the two VIE entities from the consolidation. Some of the entries were inadvertently recorded twice resulting in overstatement of gain on termination of VIE agreement of US$419,957 and understatement of APIC of US$419,957.  The error has been corrected in the accompanying consolidated statements of operations for the six months ended December 31, 2009.

The correction has resulted in the net loss attributable to Legend Media Inc. Shareholders for the three months ended September 30, 2009 to increase from US$106,026 as previously reported to US$525,983, with no tax effect.  Accordingly, the cumulative effect of the change on retained earnings was a decrease of US$419,957.  Finally, basic and diluted loss per share also increased from US$0.001 as previously reported to US$0.005. We will be amending the first quarter ended September 30, 2009 Form 10-Q.

Note 20- Subsequent Events

In reviewing subsequent events, management considers events that take place up to and including February 12, 2010.

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

On January 31, 2008, the Company entered into a Share Exchange Agreement with Well Chance and Well Chance's sole shareholder, which was accounted for as a reverse acquisition under the purchase method because the Well Chance shareholder obtained control of the Company. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity.

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

As of February 12, 2010, we secured the exclusive rights to 39,420 minutes of radio advertising annually in Tianjin and Xi’an.  The Company also has rights to sell advertising content for an airline magazine which has the potential to reach 20 million Chinese consumers.   Management has identified several other opportunities to acquire additional advertising rights and expects continued expansion of air travel and radio advertising assets as well as other targeted media platforms in China.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q, we believe that the accounting policies described below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the three months and six months ended December 31, 2009, the Company generated a net loss of US$1,336,992 and US$1,443,017, respectively, and has a working capital deficit of US$1,931,287 as of December 31, 2009.  The working capital deficit includes US$ 2,621,554 of related party payables and US$1,566,537 of related party receivables.

As further described in Note 8, on January 31, 2008, in connection with the Share Exchange Agreement discussed under Note 1, Legend Media entered into a loan agreement with RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which Well Chance had the right to borrow US$375,733 from RMK as a short-term bridge loan. The due date on this loan was February 10, 2009. The principal amount of US$375,733 is currently outstanding and is classified as a related party note payable. The accrued interest balance for this loan is US$494,283 as of December 31 2009, which is classified as accrued interest. On November 25, 2009, RMK issued notice to the Company requiring immediate repayment of the loan. The Company is working with RMK to extend the note, but no outcome has been reached.  RMK is a fund controlled by a shareholder who is also the CEO of ARC Investment Partners, LLC, a shareholder of the Company. See Note 16.

As further described in Note 1, Legend Media has effective control of BJ YSLD. The majority of Legend Media’s revenues are derived from BJ YSLD’s indirect exclusive advertising agency rights for Xinhua Airline Magazine. The previous exclusive advertising agency rights agreement for Xinhua Airline Magazine (the “Airline Advertising Agency Agreement”) expires on March 31, 2010. Due to the lack of sufficient cash flow generated from the business of the Company, it is unable to come up with the upfront deposit required by the related media company for the renewal of this Airline Advertising Agency Agreement. Pursuant to an agreement of understanding entered into among certain major shareholders of the Company on December 19, 2009 (the “ AOU”), Mr. Ju, the CEO of the Company, has personally secured the financing necessary and caused such Airline Advertising Agency Agreement be temporarily entered between HTLG and the media company. The Company is currently attempting to raise capital to repay Mr Ju the above-said personal financing. Upon the repayment of such personal financing and subject to other terms of the AOU, Mr. Ju will cause the Airline Advertising Agency Agreement be assigned to BJ YSLD. In case capital is raised, considering current market conditions, the Company may have to issue a significant number of shares.  Further, if capital is not available from the market, significant shares would have to be issued to Mr. Ju in accordance with the AOU, who provided the capital necessary to secure the Airline Advertising Agency Agreement.

These factors among others may indicate the Company may be unable to continue as a going concern for a reasonable period of time.

In view of these matters, realization of profitability is dependent upon the success of the Company’s future operations and ability to meet its financial requirements and raise additional capital. Management's plans include negotiation with RMK to extend the note, repayment of the personal financing for the assignment of the exclusive right under the Airline Advertising Agency Agreement to BJ YSLD, further marketing of its advertising network and the expansion of its advertising sales for the airline magazine.  If the Company is unsuccessful in these efforts and cannot attain sufficient revenue to permit profitable operations, or if it cannot obtain a source of funding or investment, it may be required to substantially curtail or terminate its operations.

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

On May 30, 2008, the Company purchased 80% of the common stock of LMTICL, and on July 21, 2008, the Company purchased 100% of the common stock of NRL. Additionally, on November 28, 2008, the Company entered into and closed the Airline Advertising Acquisition Agreement with Well Chance, MRL, and the Music Radio Shareholders, pursuant to which the Company acquired control of BJ YSLD, another variable interest entity. Foreign direct investment and ownership of advertising companies in the PRC is subject to certain restrictions. Therefore, the Company acquired control of TJ YSLD (through its purchase of Legend Media Tianjin Investment Company Limited) and the Company acquired control of Beijing Maihesi (through its purchase of NRL). The Company structured Legend Media Tianjin Investment Company Limited and NRL transactions to comply with such restrictions.

The principal regulations governing foreign ownership in the advertising industry in China include:

•	The Catalogue for Guiding Foreign Investment in Industry (2007); and

•	The Administrative Regulations on Foreign-invested Advertising Enterprises (2004).

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

Because the Company has not been involved in advertising outside of China for the required number of years, the Company’s domestic PRC operating subsidiaries, which are considered foreign-invested, are currently ineligible to apply for the required advertising licenses in China.  The Company’s PRC operating affiliates hold the requisite licenses to provide advertising services in China and they are owned or controlled by PRC citizens designated by the Company. The Company’s radio and airline advertising business operates in China though contractual arrangements with consolidated entities in China.  The Company and its PRC subsidiaries entered into contractual arrangements with TJ YSLD, Beijing Maihesi and BJ YSLD as well as their respective shareholders under which:

•	The Company has been able to exert significant control over significant decisions about the activities of TJ YSLD, Beijing Maihesi and BJ YSLD,

•	A substantial portion of the economic benefits and risks of the operations of TJ YSLD, Beijing Maihesi and BJ YSLD were transferred to the Company through a revenue assignment agreement, and

•	The equity owner of TJ YSLD, Beijing Maihesi and BJ YSLD has not had the obligation to absorb the losses of TJ YSLD Beijing Maihesi or BJ YSLD.

As the Company has been able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks were transferred to the Company, it determined that the advertising entities, TJ YSLD, Beijing Maihesi and BJ YSLD meet the definition of a VIE through July 20, 2009.However, subsequent to the July 20, 2009 termination of the TJ YSLD and Beijing Maihesi VIE agreements (see Note 8), only BJ YSLD meets the definition of a VIE. Accordingly, the Company is considered to be the primary beneficiary of the risks and benefits of equity ownership of TJ YSLD, Beijing Maihesi and BJ YSLD and thus has consolidated these entities in its accompanying financial statements through July 20, 2009 and BJ YSLD as of December 31, 2009.

Impairment of long-lived assets and definite-lived intangible assets

The Company applies FASB ASC 360-10, “Property, Plant, and Equipment”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

Cost of Revenue

The Company expenses advertising cost monthly according to the terms of the underlying contracts. The cost of the contract is expensed evenly over the term of the agreement starting on the date advertising is first expected to take place. As the advertising inventory does not carry forward, all minutes are expensed whether sold or not.

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of stockholders’ equity. Such items, along with net income, are components of comprehensive income. Translation gains of US$21,158 and US$24,646 at December 31, 2009 and June 30, 2009, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Recent Pronouncements

In June, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No.166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this amendment will have no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this amendment will have no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification carries the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operations.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarify the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This ASU eliminated that residual method of allocation for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This ASU changed the accounting model for revenue arrangements that include both tangible products and software elements for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This ASU amends the FASB Accounting Standard Codification for EITF 09-1. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as issuance cost in the financial statements of the entity.  ASU No. 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. This ASU is effective for interim or annual periods beginning on or after June 15, 2009, for share-lending arrangements entered into in those periods.  Arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity had not reached a final settlement as of the effective date are within the scope of this ASU. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, codifies SFAS No. 166, Accounting for Transfers of Financial Assets, which is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ASU No. 2009-16 eliminates the concept of a “qualifying special-purpose entity” from Statement No.140 and removes the exception from applying FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. As a result, most securitization entities that previously met the requirements of a qualifying special-purpose entity under Statement No. 140 that are variable interest entities (VIEs) are now required to be evaluated under the revised guidance in the amendment to FIN 46(R). The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with VIEs, codifies Statement No. 167, Amendments to FASB Interpretation No. 46(R). Among other provisions, this ASU amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, ASU No. 2009-17 requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts SFAS 160 (now included in Subtopic 810-10). For those entities that already adopted SFAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted SFAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January, 2010, the FASB issued ASU 2010-3—Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This article discusses the ASU’s key provisions and changes in practice. As stated in the adopting release of the SEC Final Rule, application was contingent on the FASB conforming its standards to the requirements of the SEC Final Rule. ASU 2010-3 is effective for annual periods ending on or after December 31, 2009 and is applied prospectively as a change in estimate. However, entities that became subject to the disclosure requirements of Topic 932 solely due to the change to the definition of significant oil and gas producing activities are permitted to apply the disclosure provisions of Topic 932 in annual periods beginning after December 31, 2009.The Company does not expect the provisions of ASU 2010-3 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January, 2010, the FASB issued ASU 2010-04, Accounting for Various Topics—Technical Corrections to SEC Paragraphs. The Company does not expect the provisions of ASU 2010-4 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January, 2010, the FASB issued ASU 2010-05 Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This ASU codifies Emerging Issues Task Force Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation,” which was issued on June 18, 2009 to clarify SEC staff views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. Topic D-110 concludes that when evaluating whether the presumption of compensation has been overcome, registrants should consider the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment.  The SEC staff believes that an escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The Company does not expect the provisions of ASU 2010-5 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January, 2010, the FASB issued ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, to enhance the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The Company does not expect the provisions of ASU 2010-6 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In January, 2010, the FASB issued ASU 2010-07 Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions. Statement 164 is effective for mergers that occur on or after the beginning of an initial reporting period beginning after December 15, 2009. It is effective for acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009 (January 1, 2010 for a calendar-year entity). Application of the Statement’s provisions to mergers or acquisitions before those dates is prohibited. The Company does not expect the provisions of ASU 2010-7 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In February, 2010, the FASB issued ASU 2010-08—Technical Corrections to Various Topics. The Company does not expect the provisions of ASU 2010-8 to have a material effect on the financial position, results of operations, or cash flows of the Company.

Results of Operations

The exchange of shares with the Well Chance Shareholder in February 2008 was accounted for as a reverse acquisition of the Company under the purchase method of accounting because Well Chance shareholder obtained control of the Company. Accordingly, the share exchange was recorded as a recapitalization of Well Chance, with Well Chance being treated as the continuing entity at the time.  The subsequent Airline Advertising Acquisition Agreement, leading to the control of BJ YSLD in November 2008, was accounted for similarly to a pooling of interest as there was common control.  Therefore, the Company's historical financial information includes that of BJ YSLD.

Comparison of Three Months Ended December 31, 2009 and 2008:

	2009		2008
	Amount	% of Revenue	Amount	% of Revenue

REVENUE	$2,767,634	100.0%	$2,659,090	100.0%

COST OF REVENUE	779,495	28.16%	1,523,652	57.30%

GROSS PROFIT	1,988,139	71.84%	1,135,438	42.70%

OPERATING EXPENSES	2,235,771	80.78%	1,790,338	67.33%

LOSS FROM OPERATIONS	(247,632)	(8.95%)	(654,900)	(24.63%)

TOTAL NON-OPERATING EXPENSE	(581,117)	(21.00%)	(125,678)	(4.73%)

LOSS BEFORE PROVISION FOR INCOME TAXES	(828,749)	(29.94%)	(780,578)	(29.36%)

PROVISION FOR INCOME TAXES	89,505	3.23%	116,326	4.37%

NET LOSS	(918,254)	(33.18%)	(896,904)	(33.73%)

NET LOSS ATTRIBUTABLE TO LEGEND MEDIA, INC. COMMON SHAREHOLDERS	(918,254)	(33.18%)	(770,149)	(28.96%)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(26,314)	(0.95%)	11,276	0.42%

COMPREHENSIVE LOSS	$(944,568)	(34.13%)	$(758,873)	(28.54%)

Revenues.  Our revenue included sales of radio advertising and airline magazine advertising. During the three months ended December 31, 2009, we had revenues of $2,767,634, compared to US$2,659,090 for the three months ended December 31, 2008, an increase of US$108,544. The increase is attributable to increasing demand for airline magazine advertising offset by a reduction in demand for radio business advertising.

Cost of revenue.  Cost of sales decreased to US$779,495, for the three months ended December 31, 2009, compared to US$1,523,652, for the three months ended December 31, 2008, a decrease of US$744,157 or 49%. The majority of the decrease is a result of the termination of underperforming advertising assets.  Management has taken several steps to reduce costs associated with poor performing advertising assets.  These efforts are expected to help the Company reach profitability in the coming quarters.  The Company’s costs of revenue are largely fixed and, thus, any efforts made to cut costs that do not materially impact revenue results have significant impact on gross profit and profitability.

Gross Profit.  Gross profit was US$1,988,139 for the three months ended December 31, 2009 compared to US$1,135,438 for the three months ended December 31, 2008, an increase of US$852,701 or 75%. The overall gross profit increase for the three months ended December 31, 2009 is attributable to the cost of revenue reduction.  The elimination of underperforming assets had a significant beneficial impact on gross profit.

The gross margin for the three months ended December 31, 2009 and 2008 was 72% and 43%, respectively.  As with the overall gross profit, the gross margin increase was the product of an improved business structure.

Management expects margins to continue to improve as sales increase.

Operating Expenses.    Operating expenses increased to US$2,235,771 for the three months ended December 31, 2009, compared to US$1,790,338 for the three months ended December 31, 2008.  The increase is the result of a US$627,914 increase in selling expense offset by a US$86,870 decrease in general and administrative expenses and a US$95,611 decrease in depreciation and amortization expenses.   Current period increase of selling expenses is mainly due to the increase in barter transaction volume. Materials transferred in for barter transaction were recorded in selling expense when consumed.

As a percentage of revenue, selling, general and administrative expenses are expected to decrease as some of the costs will not need to increase to handle future growth.

Depreciation and amortization decreased to US$307,064 for the three months ended December 31, 2009, compared to US$402,675 for the three months ended December 31, 2008, a decrease of US$95,611.  The majority of the difference is related to a reduced amount of intangible assets to amortize as compared to the previous as the Company took an impairment charge to the FM 92.5 contract right in the last quarter ended June 30, 2009.

Loss from Operations. As a result of the above, loss from operations was US$247,632 for the three months ended December 31, 2009 compared to US$654,900 for the three months ended December 31, 2008, a difference of US$407,268. As a percentage of revenues, loss from operations was 9% for the three months ended December 31, 2009 compared to 25% for the three months ended December 31, 2008.

Non-operating Income and Expense. Non-operating expense for the three months ended December 31, 2009 was US$581,117 as compared to US$125,678 for the three months ended December 31, 2008.  The difference of US$455,439 can be attributed to nonrecurring losses resulting from the impairment of the Company’s intangible asset.

Income (Loss) before Provision for Income Taxes. Loss before provision for income taxes was US$828,749 for the three months ended December 31, 2009 as compared to US$780,578 for the three months ended December 31, 2008, a difference of US$48,171.

Net Loss attributable to Legend Media, Inc. common shareholders.   As a result of the foregoing, net loss attributable to Legend Media, Inc. common shareholders decreased to US$918,254 for the three months ended December 31, 2009 compared to US$770,149 for the three months ended December 31, 2008, a difference of US$148,105.  The respective net negative margins are 33% and 29 % for the three months ended December 31, 2009 and 2008, respectively. The loss for the three months ended December 31, 2009 was mainly due to the increase of fixed advertising costs related to the radio advertising product line being more than expected radio advertising sales, the overall increase in selling, general and administrative expenses, goodwill impairment.  Management believes the Company's operations will generate net income in the future due to fixed nature of many of the expenses and expectations of continued revenue growth.

Comparison of Six Months Ended December 31, 2009 and 2008:

	2009		2008
	Amount	% of Revenue	Amount	% of Revenue

REVENUE	$4,928,065	100.0%	$4,893,582	100.0%

COST OF REVENUE	1,774,422	36.01%	2,686,334	53.90%

GROSS PROFIT	3,153,643	63.99%	2,297,248	46.10%

OPERATING EXPENSES	4,301,592	87.29%	3,638,945	73.02%

LOSS FROM OPERATIONS	(1,147,949)	(23.29%)	(1,341,697)	(26.92%)

NON-OPERATING EXPENSE	(188,687)	(3.83%)	(407,421)	(8.18%)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,336,636)	(27.12%)	(1,749,118)	(35.10%)

PROVISION FOR INCOME TAXES	106,381	2.16%	293,771	5.89%

NET LOSS	(1,443,017)	(29.28%)	(2,042,889)	(40.99%)

NET LOSS ATTRIBUTABLE TO LEGEND MEDIA, INC. COMMON SHAREHOLDERS	(1,443,017)	(29.28%)	(1,928,866)	(38.70%)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	4,823	0.10%	(70,111)	(1.41%)

COMPREHENSIVE LOSS	$(1,447,840)	(29.38%)	$(1,998,977)	(40.11%)

Revenues.  Our revenue included sales of radio advertising and airline magazine advertising. During the six months ended December 31, 2009, we had revenues of US$4,928,065, compared to US$4,983,582 for the six months ended December 31, 2008, a decrease of US$55,517. The decrease is attributable to a reduction in radio advertising business in first and second quarters of fiscal year 2010.

Cost of revenue.  Cost of sales decreased to US$1,774,422, for the six months ended December 31, 2009, compared to US$2,686,334, for the six months ended December 31, 2008, a decrease of US$911,912 or 34%. The majority of the decrease is a result of the termination of underperforming advertising assets.  Management has taken several steps to reduce costs associated with poor performing advertising assets.  These efforts are expected to help the Company reach profitability in the coming quarters.  The Company’s costs of revenue are largely fixed and, thus, any efforts made to cut costs that do not materially impact revenue results have significant impact on gross profit and profitability.

Gross Profit.  Gross profit was US$3,153,643 for the six months ended December 31, 2009 compared to US$2,297,248 for the six months ended December 31, 2008, an increase of US$856,395 or 37%. The overall gross profit increase for the six months ended December 31, 2009 is attributable to the cost of revenue reduction. The elimination of underperforming assets had a significant beneficial impact on gross profit.

The gross margin for the six months ended December 31, 2009 and 2008 were 64% and 46%, respectively.  As with the overall gross profit, the gross margin increase was the product of an improved business structure.

Management expects margins to continue to improve as sales increase.

Operating Expenses.    Operating expenses increased to US$4,301,592 for the six months ended December 31, 2009, compared to US$3,638,945 for the six months ended December 31, 2008.  The increase is the result of a US$895,131 increase in selling expense offset by a US$31,961 decrease in general and administrative expenses and a US$200,523 decrease in depreciation and amortization expenses.   Current period increase in selling expenses is mainly due to the increase in barter transaction volume. Materials transferred in for barter transaction were recorded in selling expense when consumed.

As a percentage of revenue, selling, general and administrative expenses are expected to decrease as some costs will not need to increase to handle future growth, except bad debt provision increased slightly according to the aging growth of the Accounts Receivable balances.

Depreciation and amortization decreased to US$614,026 for the six months ended December 31, 2009, compared to US$814,549 for the six months ended December 31, 2008, a decrease of US$200,523.  The majority of the difference is related to a reduced amount of intangible assets to amortize as compared to the previous as the Company took an impairment charge to the FM 92.5 contract right in the last quarter ended June 30, 2009.

 Loss from Operations. As a result of the above, loss from operations totaled US$1,147,949 for the six months ended December 31, 2009 as compared to US$1,341,697 for the six months ended December 31, 2008, a difference of US$193,748. As a percentage of revenues, loss from operations was 23% for the six months ended December 31, 2009 compared to 27% for the six months ended December 31, 2008.

Non-operating Income and Expense. Non-operating expense for the six months ended December 31, 2009 was US$188,687 as compared to US$407,421 for the six months ended December 31, 2008. The difference, US$218,734 can be attributed to nonrecurring gains resulting from the restructuring of the Company’s operating units and the resulting of termination of certain VIE agreements offset with loss from impairment of an intangible asset.

Income (Loss) before Provision for Income Taxes. Loss before provision for income taxes was US$1,336,636 for the six months ended December 31, 2009 as compared to US$1,749,118 for the six months ended December 31, 2008, a difference of US$412,482.

Net Loss attributable to Legend Media, Inc. common shareholders.   As a result of the foregoing, net loss attributable to Legend Media, Inc. common shareholders decreased to US$1,443,017 for the six months ended December 31, 2009 compared to US$1,928,866 for the six months ended December 31, 2008, a difference of US$485,849.  The respective net negative margins are 29 % and 39 % for the six months ended December 31, 2009 and 2008, respectively. The loss for the six months ended December 31, 2009 was mainly due to the increase of fixed advertising costs related to the radio advertising product line being more than expected radio advertising sales, the overall increase in selling, general and administrative expenses, goodwill impairment and the gains on the disposal of contracts.  Management believes the Company's operations will generate net income in the future due to fixed nature of many of the expenses and expectations of continued revenue growth.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the six months periods ended as indicated below:

	December 31,	December 31,
	2009	2008
	(unaudited)	(unaudited)
Net cash used in operating activities	$(559,958)	$(2,108,528)
Net cash used in investing activities	(180,512)	(1,781,386)
Net cash provided by financing activities	813,096	950,488
Effect of exchange rate changes on cash and cash equivalents	585	6,936
Net increase (decrease) in cash and cash equivalents	73,211	(2,932,490)
Cash and cash equivalents at the beginning of year	169,343	3,372,499
Cash and cash equivalents at the end of year	242,554	440,009

Operating Activities

Net cash used in operating activities was US$559,958 in the six months ended December 31, 2009 compared to US$2,108,528 in the period ending December 31, 2008.  Our cash flow have improved in the six months ended December 31 2009 which is largely attributable to better collection of accounts receivable.

Cash flows from Investing and Financing Activities

Cash used in investing activities in the six months ended December 31, 2009 was US$180,512, which is mainly for termination of certain VIE agreements, compared with US$1,781,386 for the period ended December 31, 2008, which is mainly for acquisition of certain radio business. Cash used by financing activities was US$813,096 for the six months ended December 31, 2009.  The cash provided by financing activities was obtained by the contribution of capital by shareholders to the operating entity in China.  Although the business continues to develop and generate an increasing amount of cash, the Company may have to raise additional funds to finance any continued losses and the existing commitments. The Company has outstanding notes payable of US$375,733, which is a loan from a related party, RMK. The accrued interest balance for this loan is US$494,283 as of December 31, 2009. The Company will have to raise additional fund to finance further expansion in China. Also see going concern note reproduced earlier in this section.

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

(b) Changes in Internal Control over Financial Reporting

In response to a series of delayed fillings in previous periods and the accounting error in the quarter ended September 30, 2009 (Note 19), management has made steps to improve financial statement close procedures. With the exception of the matters noted above there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party and our property is not subject to any material pending legal proceedings nor are we aware of any threatened or contemplated proceeding by any governmental authority against the Company as of the date of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

With the exception of the matters referred to in the going concern note included in Note 1, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2009. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

See Going Concern of Note 1 in the Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits:

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND MEDIA, INC.

Date: February 12, 2010	By:	/s/ Ju BaoChun
Ju BaoChun
Chief Executive Officer

Date: February 12, 2010	By:	/s/ Jeffrey Dash
Jeffrey Dash
Chief Financial Officer