Form 10-Q
period 2010-03-31
Legend Media, Inc.
filed 2010-05-17
CIK 1367993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares outstanding of the registrant's common stock as of May 17, 2010:

112,813,355 shares of Common Stock, US$0.001 par value per share

PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND JUNE 30, 2009
(UNAUDITED)

ASSETS

	March 31,	June 30,
	(unaudited)

CURRENT ASSETS:
Cash & cash equivalents	$72,521	$169,343
Accounts receivable, net of allowance for doubtful accounts of $529,050 and $278,043	2,750,208	1,640,226
for March 31 and June 30, respectively
Vendor deposits	25,286	111,682
Related party receivable	2,504,725	341,232
Prepaid expenses	738,016	165,100
Deferred costs	1,213,211	1,583,115
Other receivables	24,073	5,789

Total current assets	7,328,040	4,016,487

Property and equipment, net	45,162	113,824
Intangible assets, net	6,034,131	7,294,089

TOTAL ASSETS	$13,407,333	$11,424,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,190,138	$1,934,080
Accrued liabilities	1,629,868	894,046
Accrued interest	735,017	502,168
Unearned revenue	786,235	1,130,662
Short term notes payable	56,000	56,000
Related party note payable	375,733	375,733
Related party payables	3,257,676	1,673,756
Other payables	307,295	439,958

Total current liabilities	8,337,962	7,006,403

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Legend Media, Inc. stockholders' equity
Series A convertible preferred stock - 20,000,000 shares authorized, par value $0.001, 2,083,333 shares issued and outstanding
at March 31, 2010 and June 30, 2009, respectively	2,083	2,083
Common stock - 127,000,000 shares authorized,
par value $0.001, 112,813,355 and 111,013,355 shares issued and outstanding
at March 31, 2010 and June 30, 2009, respectively	112,813	111,013
Additional paid-in capital	70,595,973	69,165,562
Accumulated deficit, deemed dividends related to entities under common control	(56,839,640)	(56,854,346)
Accumulated deficit, from operations	(8,821,139)	(8,030,961)
Total Accumulated deficit	(65,660,779)	(64,885,307)
Other comprehensive income	19,281	24,646
Total Legend Media, Inc stockholders' equity	5,069,371	4,417,997
Non-controlling interest	-	-
Total stockholders' equity	5,069,371	4,417,997
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,407,333	$11,424,400

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Revenue	$3,788,443	$2,630,624	$8,716,508	$7,614,205
Cost of revenue	1,129,952	1,447,254	2,904,374	4,133,588

Gross profit	2,658,491	1,183,370	5,812,134	3,480,617

Operating expenses:
Selling expenses	513,389	928,339	2,555,386	2,075,205
General and administrative expenses	917,550	817,599	2,563,119	2,495,129
Depreciation and amortization	189,319	425,286	803,345	1,239,834
Total operating expenses	1,620,258	2,171,224	5,921,850	5,810,168
Income (Loss) from Operations	1,038,233	(987,854)	(109,716)	(2,329,551)

Non-operating income (expense):
Interest income	207	16	567	787
Interest expense	(11,201)	(11,044)	(120,709)	(212,199)
Related party interest expense	(65,458)	(83,990)	(198,751)	(267,724)
Loss on disposal of fixed assets	(273)	(12,803)	(28,935)	(16,161)
Foreign exchange gain (loss)	-	(3,073)	(25,915)	4,636
Gain on termination of variable interest entity agreements	-	-	578,867	-
Impairment loss on intangible assets	-	-	(470,536)	-
Other	-		-	(27,654)
Total non-operating income (expense)	(76,725)	(110,894)	(265,412)	(518,315)
Income (Loss) before income tax	961,508	(1,098,748)	(375,128)	(2,847,866)
Income tax	308,672	208,890	415,053	502,661
Net income (loss)	652,836	(1,307,638)	(790,181)	(3,350,527)
Less: (Income) Loss attributable to noncontrolling interest	-	107,936	-	(6,087)
Net income (loss) attributable to Legend Media, Inc. common shareholders	652,836	(1,415,574)	(790,181)	(3,344,440)
Other comprehensive income
Foreign currency translation (loss)	(542)	(70,127)	(5,365)	(70,877)
Comprehensive loss	652,294	(1,485,701)	(795,546)	(3,415,317)
Comprehensive income (loss) attributable to noncontrolling interest	-	-	-	-
Comprehensive income (loss) attributable to Legend Media, Inc. common shareholders	$652,294	$(1,485,701)	$(795,546)	$(3,415,317)

Weighted average shares outstanding :
Basic	112,813,355	111,013,355	112,340,362	47,074,322
Diluted	113,565,404	111,013,355	112,340,362	47,074,322

Earnings (Loss) per share:
Basic	$0.0058	$(0.0118)	$(0.0070)	$(0.0712)
Diluted	$0.0057	$(0.0118)	$(0.0070)	$(0.0712)

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(790,181)	$(3,344,440)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	803,345	1,239,834
Amortization of debt discounts	-	168,803
Impairment of intangible assets	470,536	-
Warrant expense	86,611	-
Fair value of stock options	605,100	253,087
Common stock issued for services	450,000	-
Gain on termination of variable interest entity agreements	(573,547)	-
Change in allowance for uncollectible accounts	369,121	-
Barter revenues	(2,466,742)	(1,955,962)
Barter expenses	1,356,428	954,796
Loss on write off of assets	28,915	16,238
Changes in operating assets and liabilities:
Accounts receivable	(1,206,293)	(1,628,330)
Vendor deposits	84,188	(94,347)
Prepaid expenses	(570,728)	(21,574)
Other receivables	(106,618)	(157,672)
Accounts payable	(559,684)	816,454
Accrued liabilities	875,072	664,205
Other payables	42,936	448,291
Unearned revenue	441,077	83,749
Accrued interest	232,849	141,438

Net cash used in operating activities	(427,615)	(2,415,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(834)	(128,335)
Payment on termination of variable interest entity	(174,120)	-
Disposition of cash balances on termination of variable interest entities	(5,439)	-
Payment on acquisition of Music Radio Limited	-	(740,010)
Cash paid for acquisition of News Radio Limited	-	(749,990)
Cash acquired in acquisition of News Radio Limited	-	286

Net cash used in investing activities	(180,393)	(1,618,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(360,000)
Proceeds from sale of convertible preferred stock	-	1,650,000
Contributed capital from assumption of obligations	300,000	60,658
Dividend to shareholders of HTLG	-	(250,170)
Borrowing from related parties	4,534,599	735,514
Repayment to related parties	(2,894,446)	(493,986)
Collection on behalf of the company by related party	(1,428,995)	(486,043)

Net cash provided by financing activities	511,158	855,973

Effect of exchange rate changes on cash and cash equivalents	28	4,613

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(96,822)	(3,172,893)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	169,343	3,372,499

CASH & CASH EQUIVALENTS, ENDING BALANCE	$72,521	$199,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$170,000
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGEND MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Legend Media, Inc. (the “Company”, “Legend Media”, “We”, “us” or “our”), formerly known as Noble Quests, Inc., was organized as a Nevada corporation on March 16, 1998 to sell multi-media marketing and other related services to network marketing groups. Specifically, the Company assisted network marketers in using marketing tools such as public relations, advertising, direct mail, collateral development, electronic communications and promotion tools to increase product and service awareness.

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

On May 8, 2008, the Company and Well Chance entered into a Purchase Agreement (the “Music Radio Share Purchase Agreement”) with Music Radio Limited (“MRL”), a BVI company, and all of the shareholders of MRL (the “Music Radio Shareholders”), to purchase radio advertising rights in Tianjin, PRC. Pursuant to the Music Radio Share Purchase Agreement, the Company (a) issued 1,892,559 shares of the Company's common stock with an aggregate value of $7,160,714 based on the weighted average trading price of the Company's common stock for the 90 trading days immediately preceding May 8, 2008, and (b) paid $2,000,000, for the purchase of 80% of the common stock of Legend Media Tianjin Investment Company Limited, a BVI company and a wholly owned subsidiary of MRL.  The closing of the transaction contemplated under Music Radio Share Purchase Agreement occurred on May 30, 2008, which gave the Company effective control of the related PRC-based company that has Exclusive Advertising Rights Agreement for the Tianjin based FM 92.5 radio channel. Tianjin, is one of the major cities in the PRC with a population over 11.5 million.  The Exclusive Advertising Rights Agreement provides the Company with 19,710 minutes per year of radio advertising airtime. The contract is up for renewal annually and expired December 31, 2009. Effective July 20, 2009, the Company disposed of TJ YSLD through a termination of the related VIE agreements, and caused BJ YSLD to enter into such Exclusive Advertising Rights Agreement with Atis on substantially the same terms.

On June 4, 2008, the Company and Well Chance entered into a Share Purchase Agreement (the “News Radio Share Purchase Agreement”) with News Radio Limited (“NRL”), a BVI company, and Mr. Ju and Ms. Xue Wei (the “News Radio Shareholders”), for the purchase of radio advertising rights in Beijing, PRC. Pursuant to the News Radio Purchase Agreement, the Company (a) issued 67,388 shares of the Company's common stock with an aggregate value of 2,000,000 Chinese Renminbi ("RMB") (equivalent to $287,728 based on the currency exchange rate on June 5, 2008) based on the weighted average trading price of the common stock for the 30 trading days immediately preceding June 4, 2008 on the closing date, (b) paid RMB5,250,000 ($755,287 based on the currency exchange rate on June 5, 2008) payable 28 days after the closing date, and (c) paid RMB1,600,000 ($230,182 based on the currency exchange rate on June 5, 2008) payable 90 days after the closing date. In consideration for the purchase of 100% of the common stock of NRL, a wholly owned subsidiary of MRL, the closing of the transaction contemplated under the News Radio Share Purchase Agreement occurred on July 21, 2008, which gave the Company effective control of the PRC-based company that has Exclusive Advertising Rights Agreement for the Beijing based radio channel FM 90.5. The Exclusive Advertising Rights Agreement provides the Company with minutes per year of radio advertising airtime. The contract is up for renewal annually and was terminated pursuant to a termination agreement dated July 20, 2009.

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

The number of shares of Series B Preferred Stock issued pursuant to the Airline Advertising Acquisition Agreement was calculated based on a purchase price of RMB275,000,000, based on a currency exchange rate of RMB6.829 to $1, and a per share issue price of 20 times the greater of (a) 75% of the weighted average trading price of one share of common stock for the 15 trading days ended on the third day before closing, and (b) $0.40. Because 75% of the weighted average trading price for the common stock during the period was $0.3440, the per share issue price used was $0.40. As more fully described below, each share of Series B Preferred Stock was initially convertible into 20 shares of common stock, or 100,673,600 shares of common stock, representing approximately 90.6% of the issued and outstanding common stock on an as-converted basis (not including the Company's outstanding Series A convertible preferred stock, warrants or options).

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

The majority of Legend Media’s revenues are derived from BJ YSLD’s indirect exclusive advertising agency rights for Xinhua Airline Magazine. The previous exclusive advertising agency rights agreement for Xinhua Airline Magazine (the “Airline Advertising Agency Agreement”) expired on March 31, 2010. Due to the lack of cash flow from the business of the Company, it is unable to come up with the funds needed for the renewal of this Airline Advertising Agency Agreement. Pursuant to an agreement of understanding entered into among certain major shareholders of the Company on December 19, 2009 (the “ AOU”), Mr. Ju, the CEO of the Company, has personally secured the financing necessary and caused such Airline Advertising Agency Agreement be temporarily entered between HTLG and the media company. The Company is currently attempting to raise capital to repay Mr. Ju the above-said personal financing. Upon the repayment of such personal financing and subject to other terms of the AOU, Mr. Ju will cause the Airline Advertising Agency Agreement be assigned to BJ YSLD. In case capital is raised, considering current market conditions, the Company may have to issue a significant number of shares.  Further, if capital is not available from the market, significant shares would have to be issued to Mr. Ju in accordance with the AOU, who provided the capital necessary to secure the Airline Advertising Agency Agreement.

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

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the three months and nine months ended March 31, 2010, the Company had a net income of $652,836 and a net loss of $790,181 , respectively, and has a working capital deficit of $1,009,922 as of March 31, 2010. The working capital deficit includes $3,257,676 of related party payables and $2,504,725 of related party receivables.

As further described in Note 8, on January 31, 2008, in connection with the Share Exchange Agreement discussed under Note 1, Legend Media entered into a loan agreement with RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which Well Chance had the right to borrow $375,733 from RMK as a short-term bridge loan. The due date on this loan was February 10, 2009. The principal amount of $375,733 is currently outstanding and is classified as a related party note payable. The accrued interest balance for this loan is $ 559,741 as of March 31 2010, which is classified as accrued interest. On November 25, 2009, RMK issued notice to the Company requiring immediate repayment of the loan. On April 6, 2010, a second notice was received demanding repayment of the loan. The Company is working to resolve the issue, but no outcome has been reached.  RMK is a fund controlled by a shareholder who is also the CEO of ARC Investment Partners, LLC, a shareholder of the Company. See Note 16.

As further described in Note 1, Legend Media has effective control of BJ YSLD. The majority of Legend Media’s revenues are derived from BJ YSLD’s indirect exclusive advertising agency rights for Xinhua Airline Magazine. The previous exclusive advertising agency rights agreement for Xinhua Airline Magazine (the “Airline Advertising Agency Agreement”) expired on March 31, 2010. Due to the lack of cash flow from the business of the Company, it is unable to come up with the funds needed for the renewal of this Airline Advertising Agency Agreement. Pursuant to AOU entered into among certain major shareholders of the Company on December 19, 2009, Mr. Ju, the CEO of the Company, has personally secured the financing necessary and caused such Airline Advertising Agency Agreement be temporarily entered between HTLG and the media company. The Company is currently attempting to raise capital to repay Mr. Ju the above-said personal financing. Upon the repayment of such personal financing and subject to other terms of the AOU, Mr. Ju will cause the Airline Advertising Agency Agreement be assigned to BJ YSLD. In case capital is raised, considering current market conditions, the Company may have to issue a significant number of shares.  Further, if capital is not available from the market, significant shares would have to be issued to Mr. Ju in accordance with the AOU, who provided the capital necessary to secure the Airline Advertising Agency Agreement.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in conformity with US GAAP. The Company’s functional currency is Renminbi ("RMB"), however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$”).

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

Reclassification

Certain prior period account descriptions were reclassified to conform to the three and nine months ended March 31, 2010.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Legend Media and its subsidiaries as follows as of March 31, 2010:

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

At times, the Company will record receivables, which have not yet been invoiced, from advertising contracts. These receivables are recorded in the accompanying consolidated balance sheet and included in accounts receivable. The unbilled accounts receivable balance at March 31, 2010 and June 30, 2009 was $591,615 and $1,285,587, respectively

Prepaid Expenses

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104. The Company purchases (i) advertising inventory in the form of advertising airtime, the unit being minutes, from radio stations and (ii) advertising pages from airline magazines. The Company then distributes these minutes and pages under various sales agreements. The Company recognizes advertising revenue over the term of each sales agreement, provides evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. The Company recognizes deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.   Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Under PRC regulations, the Company is required to pay certain taxes on revenues generated. These taxes include:

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC 718 “Compensation-Stock Compensation.” The Company recognizes in its statements of operations and other comprehensive income (loss) the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of March 31, 2010, there were outstanding options to purchase 6,966,820 shares of common stock and warrants to purchase 11,880,294 shares of common stock.

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the US. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash, accounts receivable and related party receivable. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the Unites States. Balances at financial institutions within the PRC are not covered by insurance. As of March 31, 2010 and June 30, 2009, the Company had deposits in excess of federally insured limits totaling $0 and $7,907, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In terms of accounts receivable, the Company sells to a wide range of customers. No significant customer accounted for a significant percentage of the revenue for the period ended March 31, 2009 and 2010. Related party receivable represents certain customer receivables collected by HTLG on behalf of the Company.  Such receivables account for 25.04% and 50.62% of total accounts receivable as of March 31, 2010 and June 30, 2009, respectively. See Note 16 for specific balances and transaction amounts.

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses to be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of stockholders’ equity. Such items, along with net income, are components of comprehensive income. Translation gains of $19,281 and $24,646 at March 31, 2010 and June 30, 2009, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

On May 30, 2008, we purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, and on July 21, 2008, we purchased 100% of the common stock of NRL. Additionally, on November 28, 2008, we entered into and closed the Airline Advertising Acquisition Agreement with Well Chance, MRL, and the Music Radio Shareholders, pursuant to which we acquired control of BJ YSLD, another variable interest entity. Due to certain restrictions imposed upon foreign direct investment and ownership of advertising companies in PRC, we structured Legend Media Tianjin Investment Company Limited and NRL transactions to comply with such restrictions, and we acquired control of TJ YSLD and Beijing Maihesi (through the purchase of NRL).

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

As the Company has been able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks were transferred to the Company, it determined that the advertising entities, TJ YSLD, Beijing Maihesi and BJ YSLD meet the definition of a VIE through July 20, 2009. However, subsequent to the July 20, 2009 termination of the TJ YSLD and Beijing Maihesi VIE agreements (see Note 11), only BJ YSLD meets the definition of a VIE. Accordingly, the Company is considered to be the primary beneficiary of the risks and benefits of equity ownership of TJ YSLD, Beijing Maihesi and BJ YSLD and thus has consolidated these entities in its accompanying financial statements through July 20, 2009 and BJ YSLD as of March 31, 2010.

Fair Value of Financial Instruments and Concentrations

On January 1, 2008, the Company adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of March 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheets at fair value.

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

In January, 2010, the FASB issued ASU 2010-3—Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This article discusses the ASU’s key provisions and changes in practice. As stated in the adopting release of the SEC Final Rule, application was contingent on the FASB conforming its standards to the requirements of the SEC Final Rule. ASU 2010-3 is effective for annual periods ending on or after March 31, 2010 and is applied prospectively as a change in estimate. However, entities that became subject to the disclosure requirements of Topic 932 solely due to the change to the definition of significant oil and gas producing activities are permitted to apply the disclosure provisions of Topic 932 in annual periods beginning after March 31, 2010.The Company does not expect the provisions of ASU 2010-3 to have a material effect on the financial position, results of operations, or cash flows of the Company.

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

In February, 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.  Per this ASU, an SEC filer would no longer be required to disclose the date through which subsequent events have been evaluated. The ASU also refines the scope of the reissuance disclosure requirements to include revised financial statements only. The Company does not expect the provisions of ASU 2010-9 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In March, 2010, the FASB issued Accounting Standards Update No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds, which defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The Update also clarifies other aspects of the Statement 167 amendments. As a result of the deferral, a reporting entity will not be required to apply the Statement 167 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. This Update clarifies how a related party’s interests in an entity should be considered when evaluating the criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the Update also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. Reporting entities are required to apply the amended guidance as of the beginning of its first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In March, 2010, the FASB issued Accounting Standards Update 2010-11, to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations, or cash flows of the Company.

Note 3 – Prepaid Expenses

Prepaid expenses consist of the following at the date indicated:

	March 31	June 30
		(audited)
Capital raising	$-	$60,000
Investor relations	232,975	93,534
Advances to suppliers	503,399	-
Other	1,642	11,566
	$738,016	$165,100

Capital raising of $60,000 relates to a non-refundable retainer payment made to Susquehanna Financial Group, LLP (“SFG”), an investment banker who was engaged to assist the Company with raising additional capital. Investor relations at March 31, 2010 and June 30, 2009 of $232,975 , (including cash payment of $60,767 and stock payment of 1,800,000 shares in the total amount of $188,237) and $44,738 (all paid in cash), respectively, represent prepayments made to consultants engaged to assist with future marketing and promotion of the Company.

Note 4 - Deferred Costs and Unearned Revenues

Deferred costs arise from barter transactions whereby the Company receives services or goods for future period use in exchange for advertising. Deferred cost was $1,213,211 and $1,583,115 at March 31, 2010 and June 30, 2009, respectively. Unearned revenue arises from both normal trade sales and barter trade sales. For barter sales, unearned revenue arises when the Company has received the goods or services, but has not provided advertising service to customers.  For normal trade sales, unearned revenue arises when a customer prepays for advertising to be delivered in subsequent periods. Unearned Revenue of $786,235 and $1,130,662, respectively, was recognized in the accompanying consolidated balance sheets at March 31, 2010 and June 30, 2009, representing the Company’s entire unearned revenue obligation to deliver advertising for customers in subsequent periods.

Note 5 – Fixed Assets

Property and equipment consist of the following at the date indicated:

	March 31	June 30
		(audited)
Computer equipment	$35,099	$85,026
Office equipment and furniture	38,746	58,820
Leasehold improvements	-	8,463
	$73,845	$152,309
Less: Accumulated depreciation	(28,683)	(38,485)
	$45,162	$113,824

Depreciation expense for the three months ended March 31, 2010 and 2009 was $4,601 ,and $8,159, respectively. Depreciation expense for the nine months ended March 31, 2010 and 2009 was $13,923 and $13,315, respectively.

Note 6 – Intangible Assets

Intangible assets consist of the following at the dates indicated:

	March 31	June 30
Original value		(audited)
FM 92.5 Contract rights	$1,709,888	$1,709,888
Exclusivity agreement	7,388,731	7,388,731
FM 90.5 Contract rights	1,016,206	1,016,206
	10,114,825	10,114,825
Less: Impairment
FM 92.5 Contract rights	(757,570)	(287,034)
FM 90.5 Contract rights	(774,528)	(774,528)
	(1,532,098)	(1,061,562)
Less: Accumulated amortization
FM 92.5 Contract rights	(952,317)	(717,050)
Exclusivity agreement	(1,354,601)	(800,446)
FM 90.5 Contract rights	(241,678)	(241,678)
	(2,548,596)	(1,759,174)
Intangibles, net	$6,034,131	$7,294,089

Amortization expense for the Company’s intangible assets for the three months ended March 31, 2010 and 2009 was $184,718 and $350,191 , respectively, amortization expense for the Company’s intangible assets for the nine months ended March 31, 2010 and 2009 was $789,422 and $1,038,446 , respectively.

FM 92.5 Contract

The FM 92.5 contract rights primarily arise from an exclusive contract acquired in connection with the acquisition of LMTICL, which is amortized over 31 months, from June 1, 2008, the first day of operations by the Company, based on the duration of the existing advertising agreement that expired December 31, 2008 plus renewal of the advertising agreement. The agreement was renewed January 1, 2009.  The contract is for radio channel FM 92.5’s Tianjin broadcasting, providing exclusive rights to 54 advertising minutes per day or 19,710 minutes per year. The channel is Beijing-based and airs in Tianjin through a relay facility. The contract is signed between the related VIE of the Company and the channel’s exclusive national agent. The exclusive agent subcontracted the rights for the Tianjin market to the related VIE of the Company. The value was derived as the net present value of the contract’s earnings before interest, tax, depreciation and amortization (“EBITDA”) over the contract’s expected term from May 30, 2008 through December 31, 2010, using a discount rate of 15%. The Company determined a 15% discount rate to reflect the rate of return the Company expects to earn on the contract, which resulted in a contract value of $1,709,888. The $1,709,888 contract value was reduced by $287,034 on June 30, 2009 and $470,536 on December 31, 2009 to recognize an impairment loss after forecasting the remaining value of the agreement through December 31, 2010.

Amortization expense on this contract for the three months ended March 31, 2010 and 2009 was nil and $165,473, respectively, amortization expense on this contract for the nine months ended March 31, 2010 and 2009 was $235,268 and $509,890, respectively.

Exclusivity Agreement

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
Amortization expense on this contract for the three months ended March 31, 2010 and 2009 was $184,718 and $184,718 , respectively, amortization expense on this contract for the nine months ended March 31, 2010 and 2009 was $554,154 and $528,556 , respectively

FM 90.5 Contract

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

Note 7 - Accrued Liabilities

Accrued liabilities consist of the following at the date indicated:

	March 31	June 30
		(audited)
Compensation	$53,592	$79,439
Revenue and tax levies	475,208	171,343
Legal fees	161,303	161,303
Payroll taxes and employee welfare expenses	96,140	12,617
Income taxes (PRC)	835,963	424,574
Other	7,662	44,770
	$1,629,868	$894,046

Note 8 - Notes Payable

Loan balances consist of the following at the date indicated:

Short term note payable	March 31	June 30
		(audited)
Kantor	$33,000	$33,000
Blueday	23,000	23,000
Total notes payable	$56,000	$56,000

Related party note payable
RMK	$375,733	$375,733

Interest expense relating to Kantor and Blueday loans in the accompanying statements of operations and other comprehensive loss was $11,201 and $11,044 for the three months ended March 31, 2010 and 2009, respectively, and was $34,098 and $212,199 for the nine months ended March 31, 2010 and 2009, respectively. Interest expense relating to RMK loan in the accompanying statements of operations and other comprehensive loss was $65,458 and $83,990 for the three months ended March 31, 2010 and 2009, respectively, and was $198,751 and $267,724 for the nine months ended March 31, 2010 and 2009, respectively.

RMK Emerging Growth Opportunity Fund LP Note Agreement

On January 31, 2008, in connection with the Share Exchange Agreement discussed under Note 1, Well Chance entered into a loan agreement by and between Well Chance and RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which Well Chance had the right to borrow $375,733 from RMK as a short-term bridge loan. The advances on the loan occurred in February 2008, and were due one year from the date of the initial advance along with all applicable loan fees. Notwithstanding the foregoing, in the event of the issuance and sale of equity or equity-linked securities by Well Chance or the Company to investors (other than investors who are stockholders of Well Chance at the time of the loan), which issuance and sale results in gross proceeds to Well Chance of at least $3,000,000 prior to the maturity date, then full repayment of the loan amount, the loan fee and any additional loan fee owed to RMK as of the closing date of such financing (as calculated above) shall be payable by the Company to RMK no later than five business days after the closing date of the equity financing. On July 1, 2008, the Company raised $3,000,000 through an unregistered sale of its Series A convertible preferred stock. As of March 31, 2010, the note had not been repaid and the full $375,733 principal balance and $559,741 of accrued interest is outstanding on the RMK note. The Company classified the loan as short-term in the accompanying balance sheets.

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

The due date on this loan was February 10, 2009. The Company worked with RMK to extend the note, but no outcome has been reached. Related party interest expense of $65,458 and $83,990 were included in the accompanying statements of operations and other comprehensive loss for the three months ended March 31, 2010 and 2009, respectively. Related party interest expense of $198,751 and $267,724 were included in the accompanying statements of operations and other comprehensive loss for the nine months ended March 31, 2010 and 2009, respectively. RMK is a fund controlled by a shareholder who is also the CEO of ARC Investment Partners, LLC, a shareholder of the Company. See Note 16.

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

On June 30, 2008, waivers of default were executed on the Kantor and Blueday loans, extending the term of the loans to August 31, 2008.  The Company has continued dialogue with the note holders and no formal request for payment has been made.  As of March 31, 2010, the Company owed $105,660 , on the Kantor Loan representing $33,000 of principal and $72,660 of interest and additional fees. As of March 31, 2010, the Company owed $129,349, on the Blueday Loan representing $23,000 of principal and $106,349 of interest and additional expenses.

Note 9 – Other Payables

Other payables consist of the following at the date indicated:

	March 31	June 30
		(audited)
Insurance	$3,994	$6,455
Office expenses	-	4,483
Service commitment to provide advertising pages	74,906	74,957
Due related to termination of radio contracts	-	168,360
Duties and levies	215,460	185,703
Others	12,935	-
	$307,295	$439,958

Note 10 – Basic and Diluted Loss Per Share

For the three and nine months ended March 31, 2010, the Company had net income of $652,836 and net loss of $790,181 in the accompanying consolidated statements of operations, respectively. For the three and nine months ended March 31, 2009, the Company incurred a net loss in the accompanying statements of operations of $1,307,638 and $3,350,527, respectively.  Therefore, the effect of options, warrants and convertible instruments outstanding is dilutive during the three months ended March 31 2010 and anti-dilutive during the nine months ended March 31, 2010 and 2009 and the three months ended March 31 2009.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	112,813,355	$0.0058	111,013,355	$(0.0118)
Effect of dilutive stock options	752,049	$0.0001	-	-
Diluted earnings (loss) per share	113,565,404	$0.0057	111,013,355

	Nine Months Ended		Nine Months Ended
	March 31, 2010		March 31, 2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic loss per share	112,340,362	$(0.0070)	47,074,322	$(0.0712)

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

According to the Termination Agreement, (i) Beijing Maihesi or its affiliate paid Guoguang RMB1,150,000 ($168,335) as compensation for the early termination of the Beijing Agency Agreement, (ii) Beijing Maihesi agreed to forsake the deposits in the amount of RMB2,760,000 and RMB1,050,000 under the Beijing Agency Agreement and Shenzhen Agency Agreement, respectively (which, using March 31, 2010 exchange rate, was $403,788 and $153,615 , respectively), (iii) Guoguang agreed to forsake the accrued cost for the advertising minutes payable to Guoguang (RMB3,592,323, which, using March 31,2010 exchange rate, was $525,557 ), and (iv) both Beijing Maihesi and Guoguang agreed to waive any claims and refrain from initiating any legal proceedings against the other party arising from or in connection with the terminated Agency Agreements. In addition, the Termination Agreement contains other covenants, agreements and default and confidentiality provisions that the reader is encouraged to review.

In connection with the termination of this VIE agreement, the Company recorded a net gain on disposal of VIE of $459,783 during the nine months ended March 31, 2010, which was reduced by a loss on disposal related to the cash paid on consideration of $174,239 and loss on disposal of an account receivable balance due from Beijing Maihesi of $1,319,826.

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

On July 20, 2009, BJ YSLD entered into a cooperation agreement (the “FM 95.5 Agency Agreement”) with Atis, pursuant to which (i) BJ YSLD is granted exclusive right to market and sell all broadcast advertising in connection with the frequency FM 95.5 of China National Radio Station Music Radio in Xi’an for a term commencing from June 16, 2009 and ending on December 31, 2010; (ii) the annual cost for the advertising airtime in the year of 2009 and 2010 is RMB595,835 and RMB1.1 million respectively (which, using March 31, 2010 exchange rate, is equal to $87,171 and $160,930 , respectively); (iii) BJ YSLD has the right of first refusal to renew the FM 95.5 Agency Agreement upon expiration; and (iv) BJ YSLD deposited RMB356,667 ($52,180). In addition, the FM 95.5 Agency Agreement contains other covenants, agreements and default and confidentiality provisions that the reader is encouraged to review.

BJ YSLD entered into a cooperation agreement (the “FM 92.5 Agency Agreement”) with Atis, pursuant to which (i) BJ YSLD is granted exclusive right to market and sell all broadcast advertising in connection with the frequency FM 92.5 of China National Radio Station Music Radio in Tianjin for a term commencing from June 15, 2009 and ending on December 31, 2010; (ii) the 12-month period cost for advertising airtime is RMB2.5 million (which, using March 31, 2010 exchange rate, is equal to $365,750 ); (iii) BJ YSLD has the right of first refusal to renew the FM 92.5 Agency Agreement upon expiration; and (iv) BJ YSLD deposited RMB500,000 ($73,150 ). In addition, the FM 92.5 Agency Agreement contains other covenants, agreements and default and confidentiality provisions that the reader is encouraged to review.

In connection with the above-said restructuring, the Company disposed of the assets and liabilities of the historical TJ YSLD business and, accordingly, recorded a net gain on disposal of $119,084 during the nine months ended March 31, 2010, which was increased by a gain on disposal of an account payable balance due to TJ YSLD of $138,542. The remaining assets retained by the Company and assigned to BJ YSLD after disposal is the intangible asset associated with the FM 92.5 advertising rights and the exclusivity agreement, as discussed in Note 6.

Beijing Maihesi and TJ YSLD had been consolidated in the Company’s financial statements through July 20, 2009, and subsequent to the termination of the related VIE agreements with Beijing Maihesi and TJ YSLD, BJ YSLD is the only remaining VIE included in the Company’s financial statements as of March 31, 2010.

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

On March 28, 2008, the Company granted to each of two of its directors options to purchase 80,000 shares of the Company’s common stock with an exercise price of $2.50 per share. The options vest on a quarterly basis (in arrears) over 24 months commencing on the date of each director's appointment to the board. The fair value of the options was $355,088. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 90%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. On August 26, 2009, the Company reduced the exercise price of the options from $2.50 per share to $0.40 per share. The increase in fair value of the options was $6,056 and was recognized in compensation expense during the nine months ended March 31, 2010 as they are fully vested as of this date. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. On November 15, 2008, Richard Vogel resigned as a director of the Company.  At the time of his resignation, he held 31,556 fully vested options and all were forfeited.

On May 19, 2008, the Company granted options to another director to purchase 80,000 shares of the Company’s common stock with an exercise price of $3.70 per share. The options vest on a quarterly basis (in arrears) over 24 months commencing on the date of the director's appointment to the board. The fair value of the options was $155,328. The fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 96%, (3) risk free interest of 4.5% and (4) dividend rate of 0%. On August 26, 2009, the Company reduced the exercise price of the options from $3.70 per share to $0.40 per share. The increase in fair value of the options was $6,424 and was recognized in compensation expense during the nine months ended March 31, 2010 as they are fully vested as of this date. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of two years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

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

Following is a summary of the stock option activity for the nine months ended March 31, 2010:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of July 1, 2009	641,820	$2.75	$-
Granted	6,325,000	0.20	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2010	6,966,820	$0.43	$-
Exercisable options:
June 30, 2009	426,153	$2.78	$-
March 31, 2010	3,454,375	$0.23	$-

Warrants

Under the loan agreement with RMK described in Note 8 at the closing of the share exchange agreement described in Note 1 the Company issued RMK a warrant to purchase 150,294 shares of the Company’s common stock. The warrant was exercisable upon issuance and is exercisable until the third anniversary of the issuance date of the warrant. The warrant exercise price is $2.50 per share. The relative fair value of the warrants was $108,261 and was determined using the Black-Scholes option pricing model and the following assumptions:  term of three years, a risk free interest rate of 4.5%, and a dividend yield of 0% and volatility of 90%. Of the $375,733 proceeds from the loan, the fair value of the warrants are recorded as debt discounts and has been amortized over the term of the loan. On August 26, 2009, the Company reduced the exercise price of the warrants from $2.50 per share to $0.40 per share. The increase in fair value of the options was $9,499 and was recognized in interest expense during the nine months ended March 31, 2010. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.46 years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On March 30, 2008, and pursuant to the terms of the Kantor Loan and Blueday Loan described in Note 8, the Company issued to Mr. Kantor and Blueday warrants to purchase 40,000 and 50,000 shares of the Company's common stock, respectively, at an exercise price of $2.50 per share, subject to adjustments under the terms of the warrants. The warrants were exercisable upon issuance and until the third anniversary of the issuance date of the warrants. The warrants may be exercised in a cashless manner. The relative fair value of the warrants issued in connection with the Kantor Loan was $28,082 and was determined using the Black-Scholes option pricing model and the following assumptions:  (1) term of three years, (2) a risk free interest rate of 4.5%, (3) a dividend yield of 0% and (4) volatility of 97%. Of the $100,000 proceeds from the loan, the fair value of the warrants is recorded as debt discounts and has been amortized over the term of the loan. The relative fair value of the warrants issued in connection with the Blueday Loan was $40,837 and was determined using the Black-Scholes option pricing model and the following assumptions:  (a) term of three years, (b) a risk free interest rate of 4.5%, (c) a dividend yield of 0% and (d) volatility of 97%. Of the $250,000 proceeds from the Blueday note, the relative fair value of the warrants was recorded as debt discounts and has been amortized over the term of the loan. On August 26, 2009, the Company reduced the exercise price of the warrants from $2.50 per share to $0.40 per share. The increase in fair value of the options was $6,012 and was recognized in interest expense during the nine months ended March 31, 2010. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.59 years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On April 21, 2008, and pursuant to the terms of a loan agreement with Newport Capital Group ("Newport"), the Company issued Newport a warrant to purchase 40,000 shares of the Company's common stock at an exercise price of $2.50 per share, subject to adjustment under the terms of the warrant. The warrant is exercisable upon issuance and until the third anniversary of the loan date. The warrant may be exercised in a cashless manner. The relative fair value of the warrant was $554,536 and was determined using the Black-Scholes option pricing model and the following assumptions:  (1) term of four years, (2) a risk free interest rate of 0.9%, (3) a dividend yield of 0% and (4) volatility of 96%. Of the $200,000 proceeds from the loan, the relative fair value of the warrant is recorded as a debt discount and has been amortized over the term of the loan. In addition, an embedded beneficial conversion feature was recorded in accordance with FASB ASC 815 “Derivatives and Hedging.” The relative fair value of the beneficial conversion feature was $44,626 and was classified in additional paid-in capital in the March 31, 2010 consolidated balance sheets.

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

Between August 29, 2008 and June 23, 2009, the Company issued warrants to purchase 400,000 shares of the Company's common stock to Maoming in connection with a preferred stock placement that took place on the same date (see Note 13) and in connection with its preferred placement on July 1, 2008. The warrants are immediately exercisable at an exercise price of $2.50 per share until their expiration on August 28, 2011 and were exercisable on a cashless basis at any time after August 29, 2009 and until August 28, 2011, if the common stock underlying the warrants has not been registered with the SEC by such date. The relative fair value of the 400,000 warrants issued with the Series A convertible preferred stock was $189,670. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.5 years; (2) volatility of 92%, (3) risk free interest of 2.4% and (4) dividend rate of $0%. In addition, since this convertible preferred stock is convertible into shares of common stock at a one to one ratio, an embedded beneficial conversion feature would be calculated as a discount to additional paid in capital in accordance with FASB ASC 815 “Derivatives and Hedging.” However, the conversion price on the issuance date was greater than the stock price on that date and thus no intrinsic value arose from the issuance of the convertible preferred shares. Therefore, no beneficial conversion feature was recognized on the Company’s accompanying consolidated balance sheets.

On August 26, 2009, the Company reduced the exercise price of the warrants from $2.50 per share to $0.40 per share. The increase in fair value of the options was $71,100 and was recognized in interest expense during the six months ended March 31, 2010. The new fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1.77 years; (2) volatility of 83%, (3) risk free interest of 4.5% and (4) dividend rate of 0%.

On November 28, 2008, the Company issued warrants to purchase 10,000,000 shares of the Company's common stock to Mr. Ju in connection with the Airline Advertising Acquisition Agreement dated November 28, 2008 that gave effective control of BJ YSLD to Legend Media, Inc. See Note 14. The warrants were issued in two tranches with 5,000,000 warrants per tranche.  Tranche 1 warrants are immediately exercisable at $0.40 per share until their expiration on November 28, 2011 and are exercisable on a cashless basis at any time after November 28, 2009 and until November 28, 2011, if the common stock underlying the warrants has not been registered with the SEC by such date. The relative fair value of the 5,000,000 warrants issued in connection with the Airline Advertising Acquisition Agreement was $2,123,992. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of three years; (2) volatility of 147%, (3) risk free interest of 4.5% and (4) dividend rate of $0%. The Tranche 2 warrants are immediately exercisable at $0.80 per share until their expiration on November 28, 2013 and are exercisable on a cashless basis at any time after November 28, 2009 and until November 28, 2013, if the common stock underlying the warrants has not been registered with the SEC by such date.  The relative fair value of the 5,000,000 warrants issued with the Airline Advertising Acquisition Agreement was $2,263,931. The relative fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of five years; (2) volatility of 147%, (3) risk free interest of 4.5% and (4) dividend rate of $0%.  The Company recorded the relative fair value of the warrants as a deemed dividend related to pooling of subsidiary, resulting from the Airline Advertising Acquisition Agreement for BJ YSLD.

On December 19, 2009, the AOU has been signed among certain major shareholders of the Company. Pursuant to this AOU, the Company will issue to Mr. Ju warrants to purchase 3,930,836 shares of the Company’s common shares for each of the calendar years 2010 and 2011 if the Company achieves a target number of RMB30,000,000 and RMB33,000,000 in connection with the Xinhua Airline Magazine, respectively. Furthermore, the Company will issue Mr. Ju warrants to purchase 2,000,000 shares of the Company’s common shares if the Company signs an exclusive agency agreement with another magazine. As of May 17, 2010, none of the trigger events mentioned in the AOU have been achieved and no amounts are accrued in these financial statements.

Note 13 - Stockholders Equity

Unregistered Sale of Series A Convertible Preferred Stock

On August 29, 2008, the Company sold 625,000 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 300,000 shares of the Company's common stock to Maoming for $1,500,000. Subsequently, on March 4, 2009, the Company sold 62,500 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 30,000 shares of the Company's common stock to Maoming for $150,000.  On April 14, the Company sold 104,167 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 50,000 shares of the Company's common stock to Maoming for $250,000.  On June 23, 2009, the Company sold 41,667 shares of the Company's Series A convertible Stock preferred stock, and warrants to purchase 20,000 shares of the Company's common stock to Maoming for $100,000. The sale of the Series A convertible preferred stock and warrants to Maoming occurred pursuant to the terms of a Securities Purchase Agreement (the "Maoming Purchase Agreement") dated March 31, 2008. The transaction contemplated under Maoming Purchase Agreement closed in connection with the Company’s previously announced acquisition of its second media advertising business operating in the China NRL.

The warrants issued to Maoming are immediately exercisable at $2.50 per share until their expiration on August 28, 2011 and are exercisable on a cashless basis at any time after August 29, 2009 until August 28, 2011 if the common stock underlying the warrants has not been registered with the SEC by such date. See Note 12. On August 26, 2009, the Company reduced the exercise price of the warrants from $2.50 per share to $0.40 per share.

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

Deemed Dividend Arising from the Acquisition Agreement for the effective control of BJ YSLD

The Company recorded the Airline Advertising Acquisition Agreement, pursuant to which the Company obtained effective control of BJ YSLD, as a deemed dividend of $51,561,046, which represents the $51,343,536 value of the 100,673,600 shares of common stock into which the Series B Preferred Stock was convertible, less the net book value of BJ YSLD net liabilities of $217,510 on the date of acquisition. The closing gave Legend Media effective control of BJ YSLD, a PRC-based company that has indirect exclusive advertising agency rights for Xinhua Airline Magazine, the airline magazine for Hainan Airline Group.

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

Note 14 - Acquisition

Acquisition of NRL

On July 21, 2008, the Company had Well Chance purchase 100% of the common stock of NRL. The transaction occurred pursuant to the terms of the News Radio Share Purchase Agreement that the Company entered into on June 4, 2008 with Well Chance and NRL. As a result of the acquisition, the Company obtained control of the following subsidiaries of the Company:

•	News Radio Limited (100%-owned)
•	CRI News Radio Limited (100%-owned)
•	Legend Media (Beijing) Information and Technology Co., Ltd. (100%-owned)
•	Beijing Maihesi International Advertising Co., Ltd. (100%-controlled as VIE)

At July 21, 2008, the Company delivered to the News Radio Shareholders shares of the Company's common stock, with an aggregate value of RMB2,000,000 (equivalent of $287,728 based on the currency exchange rate on June 5, 2008). The amount was settled at $293,800 based on the currency exchange rate on July 21, 2008.  The purchase price was based on the weighted average trading price of the common stock for the 30 trading days immediately proceeding June 4, 2008 (68,388 shares were actually delivered). In addition, (i) within 28 days after closing of the purchase of NRL, the Company is obligated to pay RMB5,250,000 (equivalent of $755,287 based on the currency exchange rate on June 5, 2008). Subsequently on July 21, 2008, the acquisition was closed and settled at $771,225, pay RMB1,600,000 (equivalent of $230,182 based on the currency exchange rate on June 5, 2008.) Subsequently on July 21, 2008, the acquisition was closed and settled at $235,040 based on the currency exchange rate on that date. As of December 31, 2008, the Company delivered the 104,427 shares associated with the News Radio Share Purchase Agreement.

During the year ended June 30, 2009, the Company paid $749,990 towards the purchase of NRL, and at March 31, 2010 and June 30, 2009, the Company recognized the remaining $256,275 in Related Party Payables in its consolidated balance sheets, respectively.

In addition, the News Radio Shareholders will receive additional, performance-based consideration within 30 days of each of year-end 2008, 2009 and 2010 based on the net revenues and net income for such periods of Beijing Maihesi, as follows: (a) if for the seven-month period ending December 31, 2008, net revenues equal or exceed 90% of RMB 12,000,000 and net income equals or exceeds RMB 0, the News Radio Shareholders will receive shares of the Company’s common stock with an aggregate value of RMB 2,500,000 ($359,660 based on the currency exchange rate on June 5, 2008) with a price per share equal to the weighted average trading price for the 30 trading days immediately preceding the date such amount becomes payable; (b) if for the 12-month period ending December 31, 2009, net revenues equal or exceed 80% of RMB 30,000,000 and net income equals or exceeds RMB 6,000,000, the News Radio Shareholders will receive RMB 4,000,000 ($575,457 based on the currency exchange rate on June 5, 2008) in the form of cash, the number of shares of the Company’s common stock as determined by a price per share equal to the weighted average trading price for the 30 trading days immediately preceding the date such amount becomes payable, or a combination of the two, at the election of the News Radio Shareholders and (c) if for the 12-month period ending December 31, 2010, net revenues equal or exceed 80% of RMB 34,000,000 and net income equals or exceeds RMB 8,000,000, the News Radio Shareholders will receive RMB 8,000,000 ($1,150,914 based on the currency exchange rate on June 5, 2008) in the form of cash, the number of shares of the Company’s common stock as determined by a price per share equal to the weighted average trading price for the 30 trading days immediately preceding the date such amount becomes payable, or a combination of the two, at the election of the News Radio Shareholders. Pursuant to the terms of the News Radio Share Purchase Agreement, Well Chance and the News Radio Shareholders will mutually select an impartial auditor to audit and determine, according to US GAAP, the Beijing Maihesi net revenues and net income for the relevant time-periods. For the seven-month period from the acquisition date to December 31, 2008, the net revenues of Beijing Maihesi were RMB 3,334,050 and net loss was RMB 6,131,817. For the 12-month period ending December 31, 2009, the net revenues of Beijing Maihesi were RMB 2,228,565 and net loss was RMB 9,146,532. None of the above performance target was achieved so there were neither cash paid nor shares issued accordingly.

After the closing of the News Radio Share Purchase Agreement the Company became the indirect beneficiary of several agreements entered into by the Company's affiliates.

In connection with the closing of the News Radio Share Purchase Agreement, Legend Media (Beijing) Information and Technology Co., Ltd. ("Legend Media IT"), wholly owned by CRI News Radio Limited, a Hong Kong Company, entered into an Exclusive Technical, Operational, Business Consulting and Services Agreement (the "News Radio Service Agreement") with Beijing Maihesi and the News Radio Shareholders pursuant to which Legend Media IT became the exclusive provider of technical, operational, business consulting and other services to Beijing Maihesi in exchange for a service fee and bonus as described in more detail in the News Radio Service Agreement. The term of the News Radio Service Agreement is 10 years with an automatic renewal for another 10-year term unless a party provides written notice that it does not wish to renew the News Radio Service Agreement. Beijing Maihesi agreed to several important covenants in the News Radio Service Agreement, including (but not limited to), agreeing not to appoint any member of Beijing Maihesis senior management without Legend Media IT's consent and to grant Legend Media IT certain informational rights. In addition, in the News Radio Service Agreement, each of the News Radio Shareholders (a) pledged his 100% equity interest in Beijing Maihesi. to Legend Media IT as a guarantee of Beijing Maihesi fulfillment of its obligations under the News Radio Service Agreement; (b) granted to Legend Media IT or its designee an option to purchase any or all of his equity interest in Beijing Maihesi at nominal value to the extent permitted applicable laws and regulations; and (c) agreed not to dispose of or encumber any of his equity interest in Beijing Maihesi without Legend Media IT’s prior written consent.

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

In determining the consideration to be paid in the Airline Advertising Acquisition Agreement the Company reviewed and compared publicly available selected financial data and stock trading prices for public companies chosen based on their common participation in the Chinese advertising and media industry, and conducted a discounted cash flow analysis. Applying the conclusions drawn therefrom, the number of shares of Series B convertible preferred stock issued in the Airline Advertising Acquisition Agreement was calculated based on an aggregate purchase price of RMB275,000,000, a currency exchange rate of RMB6.829 to $1, and a per share issue price of 20 times the greater of (a) 75% of the weighted average trading price of one share of common stock for the 15 trading days ended on the third day preceding closing, and (b) $0.40. Because 75% of the weighted average trading price for the common stock during the period was $0.3440, the per share issue price used was $0.40. As more fully described below, each share of Series B convertible preferred stock is initially convertible into 20 shares of common stock or an aggregate of 100,673,600 shares of common stock representing approximately 90.6% of the issued and outstanding common stock on an as-converted basis (not including the Company's outstanding Series A convertible preferred stock warrants or options). The Series B convertible preferred stock converted into 100,673,600 shares of common stock on December 21, 2008.

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

For the purpose of this acquisition and pursuant to the Airline Advertising Acquisition Agreement, the accounts receivable and accounts payable of HTLG related to the airline advertising business that occurred on or preceding November 30, 2008 shall remain with HTLG. The transaction is between parties under common control and has been accounted for in a manner similar to a pooling of interests. As a result of the transaction described above, the historical financial statements presented are a combination of BJ YSLD and the airline magazine advertising business of HTLG, and the financial statements of the Company have been restated to report the results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at July 1, 2007. This required the historical financial statements of the Company be restated to reflect the consolidation of BJ YSLD under a method similar to a pooling of interests. The Company recorded the acquisition as a deemed dividend of $51,561,046, which represents the $51,343,536 value of the 100,673,600 common stock into which the Series B convertible preferred stock was convertible, less the net book value of BJ YSLD net liability of $217,510 on the date of acquisition. The closing of the Airline Advertising Acquisition Agreement gives the Company effective control of BJ YSLD, a PRC-based company that has the indirect exclusive advertising agency rights for Xinhua Airline Magazine, the airline magazine for Hainan Airline Group.

Note 15 - Commitments and Contingencies

Lease commitments

At March 31, 2010, total future minimum lease payments under operating leases were as follows:

Amount
12 months ending March 31, 2011	$273,429
12 months ending March 31, 2012	193,535
12 months ending March 31, 2013	182,763
12 months ending March 31, 2014	182,763
12 months ending March 31, 2015	182,763
Thereafter	137,072
Total	$1,152,325

During the three months ended March 31, 2010 and 2009, the Company had rent expense of $85,261 and $124,223, during the nine months ended March 31, 2010 and 2009, the Company had rent expense of $284,639 and $347,275.

Contingent liability

As described in Note 12, on December 19, 2009, the AOU has been signed among certain major shareholders of the Company. Pursuant to this AOU, the Company will issue to Mr. Ju warrants to purchase 3,930,836 shares of the Company’s common shares for each of the calendar years 2010 and 2011 if the Company achieves a target number of RMB30,000,000 and RMB33,000,000 in connection with the Xinhua Airline Magazine, respectively. Furthermore, the Company will issue Mr. Ju warrants to purchase 2,000,000 shares of the Company’s common shares if the Company signs an exclusive agency agreement with another magazine. As of May 17, 2010, none of the trigger events mentioned in the AOU have been achieved.

Note 16 - Related Party Transactions

Significant balances and transactions with related parties are as follows:

a.  Amounts due to/due from related parties

Related Party	March 31,	June 30,
Related Party Payable		(audited)
Mr. Ju and affiliates (including his wife, Wei Xue)	$3,087,947	$1,673,756	1
Maoming	169,729	-	4
	$3,257,676	$1,673,756
Related Party Receivable
HTLG	2,498,155	341,232	2
TJ YSLD	6,570	-
	$2,504,725	$341,232
Related Party Note Payable
RMK	375,733	375,733	3
	$375,733	$375,733
Accrued interest payable
RMK	559,741	360,990
	$559,741	$360,990

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

b. Expenses paid by related parties on behalf of the Company:

	Three Months Ended			Nine Months Ended
	March 31,		March 31,	March 31,	March 31,
Party	2010		2009	2010	2009
	(unaudited)		(unaudited)	(unaudited)	(unaudited)
Mr. Ju and affiliates (including his wife, Ms. Xue Wei)	$53,278	1	$24,233	$208,169	$24,233
HTLG	951,349	2	192,076	2,689,985	693,713
Maoming	59,430	3	-	59,430	-

1  Includes $45,690 for an office in Beijing that the Company rents from Mr. Ju; the rent per month is $15,230 which is based on fair market value.

2  Comprises rent, commissions and media related expenses.

3  Comprises fees for professional services.

c. Short term loans or advances to the Company to assist with working capital shortfalls:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
Party	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Mr. Ju and affiliates (including his wife, Ms.Xue Wei)	$585,200	$17,568	$1,487,060	$17,568

d. Cash collected on behalf of the Company:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
Party	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
HTLG	$421,321	$486,043	$1,402,051	$486,043
TJ YSLD	6,570	-	6,570	-

e. Interest accrued on loans:

	Three Months Ended			Nine Months Ended
	March 31,		March 31,	March 31,	March 31,
Party	2010		2009	2010	2009
	(unaudited)		(unaudited)	(unaudited)	(unaudited)
RMK	$65,458	1	$66,186	$198,751	$198,557

     1. Accrued interest relates to the RMK loan note, see also Note 8.

Note 17 – Income Taxes

As income tax is not calculated on a consolidated basis the individual entities may be subject to tax in cases where the group is not profitable. Pursuant to the law of the Company’s Chinese entities are subject to 25% tax. During the nine months period ended March 31, 2010 and 2009, one of the Company’s Chinese entities recognized a tax liability of $415,053 and $502,661, respectively.

The Company adopted the provisions of FASB ASC 740 “Income Taxes.” ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and the transition. The Company’s adoption of FASB ASC 740 had no impact on the Company’s beginning retained earnings, balance sheets, or statements of operations.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009
	Unaudited	Unaudited
Statutory rate	34%	(34%)
Tax rate difference	(9%)	9%
Valuation allowance	0%	0%
Tax for prior year	0%	0%
Effect of losses in other group companies	(57%)	6%

Tax per financial statement	32%	(19%)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2010 and 2009:

	2010	2009
	Unaudited	Unaudited
Statutory rate	(34%)	(34%)
Tax rate difference	9%	9%
Valuation allowance	0%	0%
Tax for prior year	0%	0%
Effect of losses in other group companies	(86%)	7%

Tax per financial statement	(111%)	(18%)

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

Note 19- Subsequent Events

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

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the three months and nine months ended March 31, 2010, the Company had a net income of $652,836 and a net loss of $790,181, respectively, and has a working capital deficit of $1,009,922 as of March 31, 2010. The working capital deficit includes $3,257,676 of related party payables and $2,504,725 of related party receivables.

As further described in Note 8, on January 31, 2008, in connection with the Share Exchange Agreement discussed under Note 1, Legend Media entered into a loan agreement with RMK Emerging Growth Opportunity Fund LP (“RMK”) pursuant to which Well Chance had the right to borrow $375,733 from RMK as a short-term bridge loan. The due date on this loan was February 10, 2009. The principal amount of $375,733 is currently outstanding and is classified as a related party note payable. The accrued interest balance for this loan is $559,741 as of March 31 2010, which is classified as accrued interest. On November 25, 2009, RMK issued notice to the Company requiring immediate repayment of the loan. The Company is working with RMK to extend the note, but no outcome has been reached.  RMK is a fund controlled by a shareholder who is also the CEO of ARC Investment Partners, LLC, a shareholder of the Company. See Note 16.

As further described in Note 1, Legend Media has effective control of BJ YSLD. The majority of Legend Media’s revenues are derived from BJ YSLD’s indirect exclusive advertising agency rights for Xinhua Airline Magazine. The previous exclusive advertising agency rights agreement for Xinhua Airline Magazine (the “Airline Advertising Agency Agreement”) expired on March 31, 2010. Due to the lack of sufficient cash flow generated from the business of the Company, it is unable to come up with the funds needed for the renewal of this Airline Advertising Agency Agreement. Pursuant to AOU entered into among certain major shareholders of the Company on December 19, 2009, Mr. Ju, the CEO of the Company, has personally secured the financing necessary and caused such Airline Advertising Agency Agreement be temporarily entered between HTLG and the media company. The Company is currently attempting to raise capital to repay Mr. Ju the above-said personal financing. Upon the repayment of such personal financing and subject to other terms of the AOU, Mr. Ju will cause the Airline Advertising Agency Agreement be assigned to BJ YSLD. In case capital is raised, considering current market conditions, the Company may have to issue a significant number of shares.  Further, if capital is not available from the market, significant shares would have to be issued to Mr. Ju in accordance with the AOU, who provided the capital necessary to secure the Airline Advertising Agency Agreement.

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

On May 30, 2008, we purchased 80% of the common stock of Legend Media Tianjin Investment Company Limited, and on July 21, 2008, we purchased 100% of the common stock of NRL. Additionally, on November 28, 2008, we entered into and closed the Airline Advertising Acquisition Agreement with Well Chance, MRL, and the Music Radio Shareholders, pursuant to which we acquired control of BJ YSLD, another variable interest entity. Due to certain restrictions imposed upon foreign direct investment and ownership of advertising companies in PRC, we structured Legend Media Tianjin Investment Company Limited and NRL transactions to comply with such restrictions, and we acquired control of TJ YSLD and Beijing Maihesi (through the purchase of NRL).

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

Because we have not been involved in advertising outside of China for the required number of years, our domestic PRC operating subsidiaries, which are considered foreign-invested, are currently ineligible to apply for the required advertising services licenses in China.  Our PRC operating affiliates hold the requisite licenses to provide advertising services in China and they are owned or controlled by PRC citizens designated by us.  Our radio advertising business operates in China though contractual arrangements with consolidated entities in China.  Until the July 20, 2009 termination of the VIE agreements with TJ YSLD and Beijing Maihesi, we and our PRC subsidiaries entered into contractual arrangements with TJ YSLD, Beijing Maihesi and BJ YSLD as well as their respective shareholders under which:

• We have been able to exert significant control over significant decisions about the activities of TJ YSLD, Beijing Maihesi and BJ YSLD,
• A substantial portion of the economic benefits and risks of the operations of TJ YSLD, Beijing Maihesi and BJ YSLD were transferred to us through a revenue assignment agreement, and
• The equity owner of TJ YSLD, Beijing Maihesi and BJ YSLD has not had the obligation to absorb the losses of TJ YSLD Beijing Maihesi or BJ YSLD.
As we have been able to exert significant control over the PRC operating affiliates and a substantial portion of the economic benefits and risks have been transferred to us, we have determined that the advertising entities, TJ YSLD, Beijing Maihesi and BJ YSLD meet the definition of a VIE through July 20, 2009, and subsequent to the July 20, 2009 termination of the TJ YSLD and Beijing Maihesi agreements, BJ YSLD meets the definition of a VIE. Further, we are considered to be the primary beneficiary of the risks and benefits of equity ownership of TJ YSLD, Beijing Maihesi and BJ YSLD and thus have consolidated this entity in our accompanying financial statements through July 20, 2009 and BJ YSLD as of March 31, 2010.

Impairment of long-lived assets and definite-lived intangible assets

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

Revenue Recognition

Our revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104. We purchase (i) advertising inventory in the form of advertising airtime, the unit being minutes, from radio stations and (ii) advertising pages from airline magazines. We then distribute these minutes and pages under various sales agreements. We recognize advertising revenue over the term of each sales agreement, provided evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize deferred revenue when cash has been received on a sales agreement, but the revenue has not yet been earned. Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.   Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions.   Barter revenue for the three months ended March 31, 2010 and 2009 was $799,385 and $729,557, respectively.  Barter revenue for the nine months ended March 31, 2010 and 2009 was $2,466,742 and $1,955,962, respectively.  Barter expense for the three months ended March 31, 2010 and 2009 was $147,206 and $407,119, respectively.  Barter expense for the nine months ended March 31, 2010 and 2009 was $1,356,428 and $954,796, respectively.  Under PRC regulations, we must pay certain taxes on revenues generated. These taxes include:

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

Foreign Currency Transactions and Comprehensive Income

US GAAP requires recognized revenue, expenses, gains and losses are included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of stockholders’ equity.  Such items, along with net income, are components of comprehensive income. Translation gains of $19,281 and $24,646 at March 31, 2010 and June 30, 2009, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

In January, 2010, the FASB issued ASU 2010-3—Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This article discusses the ASU’s key provisions and changes in practice. As stated in the adopting release of the SEC Final Rule, application was contingent on the FASB conforming its standards to the requirements of the SEC Final Rule. ASU 2010-3 is effective for annual periods ending on or after March 31, 2010 and is applied prospectively as a change in estimate. However, entities that became subject to the disclosure requirements of Topic 932 solely due to the change to the definition of significant oil and gas producing activities are permitted to apply the disclosure provisions of Topic 932 in annual periods beginning after March 31, 2010.The Company does not expect the provisions of ASU 2010-3 to have a material effect on the financial position, results of operations, or cash flows of the Company.

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

In February, 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.  Per this ASU, an SEC filer would no longer be required to disclose the date through which subsequent events have been evaluated. The ASU also refines the scope of the reissuance disclosure requirements to include revised financial statements only. The Company does not expect the provisions of ASU 2010-9 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In March, 2010, the FASB issued Accounting Standards Update No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds, which defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The Update also clarifies other aspects of the Statement 167 amendments. As a result of the deferral, a reporting entity will not be required to apply the Statement 167 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. This Update clarifies how a related party’s interests in an entity should be considered when evaluating the criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the Update also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. Reporting entities are required to apply the amended guidance as of the beginning of its first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In March, 2010, the FASB issued Accounting Standards Update 2010-11, to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations, or cash flows of the Company.

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

Comparison of Three Months Ended March 31, 2010 and 2009:

	2010		2009
	Amount	% of Revenue	Amount	% of Revenue

REVENUE	$3,788,443	100.00%	$2,630,624	100.00%

COST OF REVENUE	1,129,952	29.83%	1,447,254	55.02%

GROSS PROFIT	2,658,491	70.17%	1,183,370	44.98%

OPERATING EXPENSES	1,620,258	42.77%	2,171,224	82.54%

INCOME (LOSS) FROM OPERATIONS	1,038,233	27.41%	(987,854)	(37.55%)

TOTAL NON-OPERATING INCOME (EXPENSE)	(76,725)	(2.03%)	(110,894)	(4.22%)

INCOME (LOSS) BEFORE INCOME TAXES	961,508	25.38%	(1,098,748)	(41.77%)

INCOME TAXES	308,672	8.15%	208,890	7.94%

NET INCOME (LOSS)	652,836	17.23%	(1,307,638)	(49.71%)

NET INCOME (LOSS) ATTRIBUTABLE TO LEGEND MEDIA, INC. COMMON SHAREHOLDERS	652,836	17.23%	(1,415,574)	(53.81%)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(542)	(0.01%)	(70,127)	(2.67%)

COMPREHENSIVE INCOME (LOSS)	$652,294	17.22%	$(1,485,701)	(56.48%)

Revenues.  Our revenue included sales of radio advertising and airline magazine advertising. During the three months ended March 31, 2010, we had revenues of $3,788,443 , compared to $2,630,624 for the three months ended March 31, 2009, an increase of $1,157,819 . The increase is attributable to increasing demand for airline magazine advertising offset by a reduction in demand for radio business advertising.

Cost of revenue.  Cost of revenue decreased to $1,129,952, for the three months ended March 31, 2010, compared to $1,447,254, for the three months ended March 31, 2009, a decrease of $317,302 or 21.92%. The decrease is a result of the termination of underperforming advertising assets offset by an increase in costs related to the airline business. Management has taken several steps to reduce costs associated with poor performing advertising assets.  These efforts have helped the Company reach profitability in the current quarter. The Company expects the cost of revenue increase as the business expands.

Gross Profit.  As a result of the above, gross profit was $2,658,491 for the three months ended March 31, 2010 compared to $1,183,370 for the three months ended March 31, 2009, an increase of $1,475,121 or 124.65%. The overall gross profit increase for the three months ended March 31, 2010 is attributable to increased revenue and reduced cost of revenue.

The gross margin for the three months ended March 31, 2010 and 2009 was 70.17% and 44.98%, respectively.

Operating Expenses.    Operating expenses decreased to $1,620,258 for the three months ended March 31, 2010, compared to $2,171,224 for the three months ended March 31, 2009.  The decrease is the result of a $414,950 decrease in selling expense plus a $235,967 decrease in depreciation and amortization expenses partially offset by a $99,951 increase in general and administrative expenses.   Current period decrease of selling expenses is mainly due to the decrease in barter transaction volume. Materials transferred in barter transactions were recorded in selling expenses when consumed.

Depreciation and amortization decreased to $189,319 for the three months ended March 31, 2010, compared to $425,286 for the three months ended March 31, 2009, a decrease of $235,967 .  The majority of the difference is related to a reduced amount of intangible assets to amortize as the Company took an impairment charge to the FM 92.5 contract in the last quarter ended June 30, 2009 and the quarter ended December 31, 2009.

Income (Loss) from Operations. As a result of the above, income from operations was $1,038,233 for the three months ended March 31, 2010 compared to loss from operations $987,854 for the three months ended March 31, 2009, a difference of $2,026,087 . As a percentage of revenues, income from operations was 27.41% for the three months ended March 31, 2010 compared to a loss from operations of 37.55% for the three months ended March 31, 2009.

Non-operating Income and Expense. Non-operating expense for the three months ended March 31, 2010 was $76,725 Non-operating expenses were $110,894 for the three months ended March 31, 2009. The majority of the difference can be attributed to non-opearting expense related to related party interest.

Income (Loss) before Provision for Income Taxes. Income before provision for income taxes was $961,508 for the three months ended March 31, 2010 as compared to a loss before provision for income tax of $1,098,748 for the three months ended March 31, 2009, a difference of $2,060,256 .

Net Income (Loss) attributable to Legend Media, Inc. common shareholders.   As a result of the foregoing, the net income attributable to Legend Media, Inc. common shareholders increase to $652,836 for the three months ended March 31, 2010 compared to a loss attributable to common shareholders of $1,415,574 for the three months ended March 31, 2009, a difference of $2,068,410 .  The respective net margins are 17.23% and negative 53.81% for the three months ended March 31, 2010 and 2009, respectively. The improvement for the three months ended March 31, 2010 was mainly due to the increase in revenue and the decrease in selling, depreciation and amortization expenses following the restructuring of the Company’s operating unit including the termination of certain VIE agreement.  Management believes the Company's operations will generate net income in the future due to the fixed nature of many of the expenses and expectations of continued revenue growth.

Comparison of Nine Months Ended March 31, 2010 and 2009:

	2010		2009
	Amount	% of Revenue	Amount	% of Revenue

REVENUE	$8,716,508	100.00%	$7,614,205	100.00%

COST OF REVENUE	2,904,374	33.32%	4,133,588	54.29%

GROSS PROFIT	5,812,134	66.68%	3,480,617	45.71%

OPERATING EXPENSES	5,921,850	67.94%	5,810,168	76.31%

INCOME (LOSS) FROM OPERATIONS	(109,716)	(1.26%)	(2,329,551)	(30.59%)

NON-OPERATING EXPENSE	(265,412)	(3.04%)	(518,315)	(6.81%)

LOSS BEFORE INCOME TAXES	(375,128)	(4.30%)	(2,847,866)	(37.40%)

INCOME TAXES	415,053	4.76%	502,661	6.60%

NET INCOME (LOSS)	(790,181)	(9.07%)	(3,350,527)	(44.00%)

NET INCOME (LOSS) ATTRIBUTABLE TO LEGEND MEDIA, INC. COMMON SHAREHOLDERS	(790,181)	(9.07%)	(3,344,440)	(43.92%)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(5,365)	(0.06%)	(70,877)	(0.93%)

COMPREHENSIVE INCOME (LOSS)	$(795,546)	(9.13%)	$(3,415,317)	(44.85%)

Revenues.  Our revenue included sales of radio advertising and airline magazine advertising. During the nine months ended March 31, 2010, we had revenues of $8,716,508, compared to $7,614,205 for the nine months ended March 31, 2009, a increase of $1,102,303. The increase is attributable to increasing demand for airline magazine advertising offset by a reduction in demand for radio business advertising.

Cost of revenue.  Cost of revenue decreased to $2,904,374 , for the nine months ended March 31, 2010, compared to $4,133,588, for the nine months ended March 31, 2009, a decrease of $1,229,214 or 29.74%. The decrease is a result of the termination of underperforming advertising assets offset by an increase in costs related to the airline business.  Management has taken several steps to reduce costs associated with poor performing advertising assets.  These efforts have helped the Company reach profitability in the current quarter.

Gross Profit.  As a result of the above, gross profit was $5,812,134 for the nine months ended March 31, 2010 compared to $3,480,617 for the nine months ended March 31, 2009, an increase of $2,331,517 or 66.99%. The overall gross profit increase for the nine months ended March 31, 2010 is attributable to the increased revenue and reduced cost of revenue.

The gross margin for the nine months ended March 31, 2010 and 2009 was 66.68% and 45.71%, respectively.

Operating Expenses.    Operating expenses increased to $5,921,850 for the nine months ended March 31, 2010, compared to $5,810,168 for the nine months ended March 31, 2009.  The increase is the result of a $480,181 increase in selling expense plus a $67,990 increase in general and administrative expenses offset by a $436,489 decrease in depreciation and amortization expenses.   Current period increase of selling expenses is mainly due to the increase in barter transaction volume in the first and second quarters. Materials transferred in barter transactions were recorded in selling expenses when consumed.

Depreciation and amortization decreased to $803,345 for the nine months ended March 31, 2010, compared to $1,239,834 for the nine months ended March 31, 2009, a decrease of $436,489.  The majority of the difference is related to a reduced amount of intangible assets to amortize as the Company took an impairment charge to the FM 92.5 contract in the last quarter ended June 30, 2009 and the quarter ended December 31, 2009.

 Loss from Operations. As a result of the above, loss from operations totaled $109,716 for the nine months ended March 31, 2010 as compared to loss from operations $2,329,551 for the nine months ended March 31, 2009, a difference of $2,219,835 . As a percentage of revenues, loss from operations was 1.26% for the nine months ended March 31, 2010 compared to a loss from operations 30.59% for the nine months ended March 31, 2009.

Non-operating Income and Expense. Non-operating expense for the nine months ended March 31, 2010 was $265,412 as compare to $518,315 for the nine months ended March 31, 2009. The difference of $252,903 can be attributed to nonrecurring gains resulting from termination of certain VIE agreements offset by reductions in interest payments on notes payable, and a nonrecurring impairment loss on an intangible asset.

Loss before Provision for Income Taxes. Loss before provision for income taxes was $ 375,128 for the nine months ended March 31, 2010 as compared to a loss before provision for income tax of $2,847,866 for the nine months ended March 31, 2009, a difference of $2,472,738 .

Net Loss attributable to Legend Media, Inc. common shareholders.   As a result of the foregoing, net loss attributable to Legend Media, Inc. common shareholders decreased to $790,181 for the nine months ended March 31, 2010 compared to $3,344,440 for the nine months ended March 31, 2009, a difference of $2,554,259 .  The respective net negative margins are 9.07% and 43.92% for the nine months ended March 31, 2010 and 2009. The improvement for the nine months ended March 31, 2010 was mainly due to the increase in revenue and reductions in cost of revenue as a result of the termination of under performing advertising assets.  Management believes the Company's operations will generate net income in the future due to fixed nature of many of the expenses and expectations of continued revenue growth.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the nine month periods ended as indicated below:

	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$(427,615)	$(2,415,430)
Net cash used in investing activities	(180,393)	(1,618,049)
Net cash provided by financing activities	511,158	855,973
Effect of exchange rate changes on cash and cash equivalents	28	4,613
Net increase (decrease) in cash and cash equivalents	(96,822)	(3,172,893)
Cash and cash equivalents at the beginning of period	169,343	3,372,499
Cash and cash equivalents at the end of period	72,521	199,606

Operating Activities

Net cash used in operating activities was $427,615 in the nine months ended March 31, 2010 compared to $2,415,430 in the period ending March 31, 2009. Our cash flows have improved in the nine months ended March 31, 2010 which is largely attributable to increasing revenues, and lower expense levels.

Cash flows from Investing and Financing Activities

Cash used in investing activities in the nine months ended March 31, 2010 was $180,393, compared to $1,618,049 for the period ended March 31, 2009. The reduction is due to reduced acquisition activity and a one off gain on termination of a VIE agreement. Cash provided by financing activities was $511,158 for the nine months ended March 31, 2010 compared to $855,973 for the nine months ended March 31, 2009. The cash provided by financing activities was obtained by the contribution of capital and other advances made by shareholders to the operating entity in China. Since the business is not able to generate adequate cash, the Company may have to raise additional funds to finance any continued growth and existing commitments. Also see going concern note reproduced earlier in this section.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEGEND MEDIA, INC.

Date: May 17, 2010	By:	/s/ Ju BaoChun
Ju BaoChun
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Jeffrey Dash
Jeffrey Dash
Chief Financial Officer