Form 10-Q
period 2025-03-31
Holistic Asset Finance Group Co., Ltd.
filed 2025-05-23
CIK 1367993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-56038

Holistic Asset Finance Group Co., Ltd.
(Exact name of registrant as specified in its charter)

Nevada	87-0602435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 16, 175 Pitt Street Sydney NSW, Australia	2000
(Address of principal executive offices)	(Zip Code)

(02) 9159 1827
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 23, 2025, there were 70,928,185 shares of the registrant’s common stock outstanding.

HOLISTIC ASSET FINANCE GROUP CO., LTD.

Quarterly Report on Form 10-Q

Period Ended March 31, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2025 And 2024

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Balance Sheets

As of March 31, 2025 (Unaudited) and December 31,2024 (Audited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

		March 31,	December 31,
	Note	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$2,185	$17,409
Account receivable, net		-	6,062
Deposits, prepayments and other receivables	6	1,835	4,948
Due from a related party	8	-	742
Total Current Assets		4,020	29,161
NON-CURRENT ASSETS
Operating lease right-of-use assets		552	769
TOTAL ASSETS		4,572	29,930

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Advance from customers		-	10,000
Other payables	7	25,712	57,968
Tax payable	9	13	2,474
Due to related parties	8	219,626	187,311
Total current liabilities		245,351	257,753
TOTAL LIABILITIES		245,351	257,753

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Series A convertible preferred stock - 2,083,333 shares authorized, par value $0.001, 2,083,333 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively		2,083	2,083
Series L Preferred stock- 1,000 shares authorized, par value $0.001, 1,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively		1	1
Common stock - 600,000,000 shares authorized, par value $0.001, 70,928,185 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively		70,928	70,928
Additional paid-in capital		70,736,456	70,736,456
Accumulated deficit		(71,050,817)	(71,038,015)
Accumulated other comprehensive income		570	724
Total shareholders’ deficit		(240,779)	(227,823)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$4,572	$29,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income

For the three months ended March 31, 2025 and 2024 (Unaudited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

		Three months ended March 31,	Three months ended March 31,
	Note	2025	2024

Revenue	4	$263,638	$40,197
Cost of revenue		(225,287)	(3,172)
Gross profit		38,351	37,025

Operating expenses
General and administrative expenses	5	(53,606)	(30,613)
(Loss)/Profit from operations		(15,255)	6,412

Other income, net:
Interest income		-	-
Foreign exchange income		2,487	420
Other expenses		(34)	(284)
Total other income, net		2,453	136

(Loss)/Profit before income taxes		(12,802)	6,548

Income tax expenses		-	(3,162)
Net (loss)/profit		(12,802)	3,386
Foreign currency translation adjustment		(154)	(153)
Total Comprehensive (loss)/income		$(12,956)	$3,233

Weighted average shares outstanding:
Basic		70,928,185	35,928,185
Diluted		70,928,185	38,011,518

(Loss) Earnings per share
Basic		$(0.0002)	$0.0001
Diluted		$(0.0002)	$0.0001

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the three months ended March 31, 2025 and 2024 (Unaudited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

	Series A Preferred Stock		Series L Preferred Stock		Common Stock		Additional		Accumulated other	Total
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	comprehensive income/(loss)	Stockholders’ Deficit
Balance –January 1, 2024	2,083,333	$2,083	1,000	$1	35,928,185	$35,928	$70,736,456	$(70,855,708)	21	$(81,219)
Net profit	-	-	-	-	-	-	-	3,386	-	3,386
Other comprehensive loss	-	-	-	-	-	-	-	-	(153)	(153)
Balance – March 31, 2024	2,083,333	2,083	1,000	1	35,928,185	35,928	70,736,456	(70,852,322)	(132)	(77,986)

Balance – January 1, 2025	2,083,333	2,083	1,000	1	70,928,185	70,928	70,736,456	(71,038,015)	724	(227,823)
Net loss	-	-	-	-	-	-	-	(12,802)	-	(12,802)
Other comprehensive loss	-	-	-	-	-	-	-	-	(154)	(154)
Balance – March 31, 2025	2,083,333	$2,083	1,000	$1	70,928,185	$70,928	$70,736,456	$(71,050,817)	$570	$(240,779)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2025 and 2024 (Unaudited)

	Three months ended March 31,	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/profit	$(12,802)	$3,386
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use assets	224	-
Changes in operating assets and liabilities:
Account receivable	6,106	-
Deposits, prepayments and other receivables	3,126	2,247
Due from a related party	174,705	48,798
Due to related parties	(141,773)	(47,917)
Advance from customers	(10,072)	-
Other payables	(32,387)	(1,185)
Tax payable	(2,478)	4,333
Net cash (used in)/provided by operating activities	$(15,351)	$9,662

Net (decrease)/increase in cash	(15,351)	9,662
Effect of exchange rates on cash	127	(439)
Cash and restricted cash, beginning of year	17,409	10,618
Cash and restricted cash, end of period	$2,185	$19,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Notes to the Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024 (Unaudited)

NOTE 1 – Organization and Business description

Holistic Asset Finance Group Co., Ltd. (the “Company”) was incorporated in Nevada on March 16, 1998 as Noble Quests Inc. The Company changed its name to Legend Media, Inc. on February 11, 2008. The Company changed its name to Holistic Asset Finance Group Co., Ltd., on November 25, 2019. The Company changed its name to Omega International Group, Inc., with the State of Nevada on January 03, 2022. The Company changed its name back to Holistic Asset Finance Group Co., Ltd. on October 23, 2024. The company is a holding company and conducts its primary operations of selling Australian-branded nutrition, health, and wellness products on Asian markets, and also providing expertise in social media digital marketing and video production through its indirectly held wholly owned subsidiary that is incorporated and domiciled in Australia, namely Wombat Australia Holdings Pty Ltd (“Wombat”).

Details of the Company and its subsidiaries (the “Group) are set out in the table as follows:

Name of Entity	Background	Ownership	Principle activities
Holistic Asset Finance Group Co., Ltd.	U.S.A	Parent	Holding company

Wombat Australia Holdings Pty Ltd (“Wombat Australia”)	Australia	100%	Selling Australian-branded nutrition, health, and wellness products and providing expertise in social media digital marketing and video production

On January 03, 2022, the Company filed a Certificate of Amendment with Nevada Secretary of State to amend the name of Corporation to Omega International Group, Inc..

On January 13, 2022, the Company filed the application with FINRA for the change of company name and symbol. To date, FINRA has not yet finished processing the application.

On October 23, 2024, the Company filed a Certificate of Amendment with Nevada Secretary of State to change the name of Corporation back to Holistic Asset Finance Group Co., Ltd..

On July 12, 2022, the Company entered into a Share Exchange Agreement with Wombat Australia Holdings Pty Ltd (“Wombat”), pursuant to which the Company issued 2,000,000 shares of Common Stock (the “Acquisition Shares”) in exchange for 100 % equity ownership stake in Wombat (the “Acquisition”). Following the Acquisition, the Company became the 100% equity holder in Wombat. The Acquisition was structured as a tax-free reorganization.

NOTE 2 – Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the condensed consolidated financial statements and are adjusted to reflect actual experience when necessary. Actual results could differ from these estimates.

Commitments and contingencies

The Group follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Group but which will only be resolved when one or more future events occur or fail to occur. The Group assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Group or un-asserted claims that may result in such proceedings, the Group evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Group’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Group’s condensed consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Group’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Group sells Australian-branded nutrition, health, and wellness products and provides social media digital marketing and video production service to its customers. The Group has adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified ASC 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Group applies the following steps:

Step 1:	Identify the contract (s) with a customer

Step 2:	Identify the performance obligations in the contract

Step 3:	Determine the transaction price

Step 4:	Allocate the transaction price to the performance obligations in the contract

Step 5:	Recognize revenue when (or as) the entity satisfies a performance obligation

Product sales

The Group generates revenue through the product sale of Australian-branded nutrition, health, and wellness products to its customers and recognizes revenue when control is transferred to customers, in an amount that reflects the consideration the Group expects to be entitled to in exchange for the goods and is recorded net of value-added tax (“VAT”). For Australian-branded nutrition, health, and wellness products sales, the Group believes the single performance obligation is satisfied upon delivery of goods to customers which is considered at the point in time, and all the risks and benefits of the transaction has been passed to the customer and the Group does not have any further performance obligation. The revenue is therefore recognized at the point in time when goods are delivered to customers. The Group’s contracts with customers are primarily on a fixed-price basis. The Group recognizes the revenue from Australian-branded nutrition, health, and wellness products sales on a gross basis as the Group is acting as a principal in these transactions and is responsible for fulfilling the promise to provide the specified goods.

Service revenue

The Group also generates revenue through charging service fees on a fixed-price basis from customers for providing social media digital marketing and video production service, where the Group’s performance obligation is to provide social media digital marketing and video production service assisting its customers on marketing efforts. Service revenue is recognized at the point in time when the customers acknowledge and accept the service.

Contract balances

Accounts receivable represent revenue recognized when the Group has satisfied the Group’s performance obligation and has the unconditional rights to payment. Unearned revenue consists of payments received or awards to customers related to unsatisfied performance obligation at the end of the period, included in advance from customers in the Group’s condensed consolidated balance sheets with the balance of $Nil and $10,000 as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, $10,000 and $Nil of revenue recognized was included in the Group’s advance from customers’ balance as of December 31, 2024 and 2023.

Disaggregation of revenue

For three months ended March 31, 2025 and 2024, the disaggregation of revenue by major revenue streams is as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Product sales	$-	546
Service revenue	263,638	39,651
Total	$263,638	40,197

	Three months ended March 31, 2025	Three months ended March 31, 2024
Singapore	$10,486	20,473
Taiwan	14,995	19,724
Hong Kong	238,157	-
	$263,638	40,197

The company recognizes revenue based on the location of the customer at the time of sale or service delivery.

Cost of revenues

The Group’s product cost includes purchase price, shipping cost and warehousing cost for Australian-branded nutrition, health, and wellness products. The Group’s service cost includes salaries of staff providing social media digital marketing and video production service, as well as direct advertising expenses incurred to execute client campaigns.

Income Tax Provisions

The Group accounts for current income taxes in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the condensed consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred for the three months ended March 31, 2025 and 2024.

Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits, which includes deposits with original maturities of three months or less with commercial banks. The Group’s cash and cash equivalents are not subject to any restrictions.

Accounts Receivable

Accounts receivables include trade accounts due from customers. The Group maintains an allowance for credit losses which reflects its best estimate of amounts that potentially will not be collected. The Group determines the allowance for credit losses taking into consideration various factors including but not limited to historical collection experience and credit-worthiness of the debtors as well as the age of the individual receivables balance. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Group to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. The Group adopted this guidance effective January 1, 2023. The Group makes specific bad debt provisions based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections and future economic conditions (extend data and macroeconomic factors). Account balances are charged off against the allowance after all means of collection have been exhausted and the likelihood of collection is not probable. As of March 31, 2025 and December 31, 2024, the Group does not consider an allowance for doubtful accounts to be necessary.

Deposits, prepayments and other receivables

Deposits, prepayments and other receivables primarily consist of input GST tax, rental deposit and prepayments for services, which are presented net of allowance for doubtful accounts. Prepayment and other assets are classified as either current or non-current based on the terms of the respective agreements. The Group maintains a provision for doubtful accounts to state prepayments at their estimated realizable value based on a variety of factors, including the possibility of releasing the prepayments into service and historical experience. As of March 31, 2025 and December 31, 2024, no provision for doubtful accounts for deposits, prepayments and other receivables was made.

Fair Value of Financial Instruments

ASC 825-10 requires certain disclosures regarding the fair value of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted market prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable and inputs derived from or corroborated by observable market data.

●	Level 3 — inputs to the valuation methodology are unobservable.

Unless otherwise disclosed, the fair value of the Group’s financial instruments, including cash and cash equivalents, account receivable, net, deposits, prepayments and other receivables, due from a related party, other payables, due to related parties, approximates their recorded values due to their short-term maturities.

Basic and diluted earnings (loss) per shares

The Group computes earnings per share, in accordance with ASC Topic 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding convertible shares stock options and warrants.

The Group incurred a net loss of $12,802 and income of $3,386 for the three months ended March 31, 2025 and 2024. Therefore, the effect of convertible preferred stock outstanding is anti-dilutive during the three months ended March 31, 2025. As of both March 31, 2025 and March 31, 2024, the Company had 2,083,333 shares of convertible preferred stock outstanding. On March 31, 2025 the potentially dilutive shares were excluded from diluted loss per share because of their anti-dilutive effect.

The following is an analysis of the differences between basic and diluted earnings per common share. For the three months ended March 31, 2025 and 2024.

Net (loss)/income	$(12,802)	3,386
Weighted average shares outstanding	70,928,185	35,928,185
Diluted effect of convertible preferred stocks	-	2,083,333
Weighted average shares – diluted	70,928,185	38,011,518

Earnings loss per share:
Basic	$(0.0002)	0.0001
Diluted	$(0.0002)	0.0001

Comprehensive income/(loss)

ASC Topic 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events from non-owner sources. The component of comprehensive loss totalling $154 and comprehensive loss totalling $153 for the three months ended March 31, 2025 and 2024, respectively, related to foreign currency translation adjustment.

Segment reporting

The Group follows ASC 280, “Segment Reporting” The Group’s Chief Executive Officer or chief operating decision-maker reviews the condensed consolidated financial results when making decisions about allocating resources and assessing the performance of the Group as a whole and hence, the Group has only one reportable segment.

Foreign Currencies

The functional currencies of the Group are the local currency of the countries in which the subsidiaries operate. The Group’s condensed consolidated financial statements are reported using U.S. Dollars. The results of operations and the condensed consolidated statements of cash flows denominated in foreign currencies are translated at the average rates of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect on that date. The equity denominated in the functional currencies is translated at the historical rates of exchange at the time of capital contributions. Because cash flows are translated based on the average translation rates, amounts related to assets and liabilities reported on the condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component in accumulated other comprehensive income included in condensed consolidated statements of changes in shareholders’ equity. Gains and losses from foreign currency transactions are included in the condensed consolidated statement of income and comprehensive income.

The Group operates primarily in Australia and Taiwan, with Taiwan functioning as a branch of Wombat Australia. The entire management team is primarily based in Australia. Accordingly, Wombat Australia’s functional currency is the Australian Dollar (“AUD”). The Group’s condensed consolidated financial statements have been translated into the reporting currency of U.S. Dollars (“US$”).

Rates that were used in creating the condensed consolidated financial statements:

	March 31, 2025	March 31, 2024
Balance sheet items, except for equity accounts	AUD$1 = 0.6235USD	AUD$1 = 0.6523USD
Items in the statements of income and cash flows	AUD$1 = 0.6228USD	AUD$1 = 0.6523USD

Leases

The Group accounts for leases in accordance with ASC Topic 842, Lease. Operating lease right-of-use assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Group uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented on the condensed consolidated statements of operations.

As permitted under ASC Topic 842, the Group has made an accounting policy election not to apply the lease recognition provision to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Group will recognize the lease payments for short term leases on a straight-line basis over the lease term.

Concentrations of risks

(a) Concentration of credit risk

Assets that potentially subject the Group to a concentration of credit risk primarily consist of cash, accounts receivable and other current assets. The maximum exposure of such assets to credit risk is their carrying amounts as at the balance sheet dates. As of March 31, 2025 and December 31, 2024, the aggregate amount of cash of $2,185 and $17,409, respectively, was held at major financial institutions in Australia and Taiwan, where there are AUD 250,000 in Australia and TWD 3,000,000 in Taiwan deposit insurance limit for a legal entity’ balance at major financial institutions in Australia and Taiwan. To limit the exposure to credit risk relating to deposits, the Group primarily places cash deposits with large financial institutions. As a result, the amounts not covered by Australian Prudential Regulation Authority and Central Deposit Insurance Corporation were nil and nil as of March 31, 2025 and 2024. The Group conducts credit evaluations of its customers and suppliers, and generally does not require collateral or other security from them. The Group establishes an accounting policy to provide for allowance for doubtful accounts based on the individual customer’s and supplier’s financial condition, credit history, and the current economic conditions.

(b) Significant customers

In the three months ended March 31, 2025, one third party customer accounted for 87% of the Group’s revenues. In the three months ended March 31, 2024, two related party customers accounted for 51%, 48% of the Group’s revenues.

(c) Significant suppliers

In the three months ended March 31, 2025, one third-party supplier accounted for 99% of the Group’s purchases. In the three months ended March 31, 2024, one third-party supplier accounted for 100% of the Group’s purchases, respectively.

(d) Significant account receivable

As of March 31, 2025, the Group’s accounts receivable is Nil. As of December 31, 2024, one third party customer accounted for 100% of the Group’s accounts receivable.

(e) Foreign currency risk

Foreign currency transaction gains and losses represent gains and losses resulting from transactions entered into in a currency other than the functional currency of the Group. These transaction gains and losses, if any, are included in results of operations.

Recent Accounting Pronouncements

The Group considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Group to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses,” “ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses,” “Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” and “ASU No. 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief,” which provided additional implementation guidance on the previously issued ASU. The ASU is effective for fiscal years beginning after Dec. 15, 2019 for public business entities that meet the definition of an SEC filer, excluding entities eligible to be SRCs as defined by the SEC. All other entities, ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2022. The adoption of this guidance did not have a material impact on the Group’s condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for the Group beginning after December 15, 2023, and are applied prospectively to business combinations that occur after the effective date. The adoption of this guidance did not have a material impact on the Group’s condensed consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2023. The Group adopted ASU 2023-07 as of January 1, 2024. The adoption of this guidance did not have a material impact on the Group’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Group is currently evaluating the adoption of this guidance whether or not a material impact on the Group’s condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), which intends to improve clarity and operability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Group is currently evaluating the adoption of this guidance whether or not a material impact on the Group’s condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concept Statements” (“ASU 2024-02”). ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Group is currently evaluating the adoption of this guidance whether or not a material impact on the Group’s condensed consolidated financial statements.

The Group does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Group’s condensed consolidated balance sheets, statements of operations and comprehensive (loss)/income and statements of cash flows.

Subsequent Events

In accordance with ASC Topic 855, Subsequent Events, the Companies evaluated subsequent events through the date the condensed consolidated financial statements were available for issue.

NOTE 3 – Going concern

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Group had an accumulated deficit on March 31, 2025 of $71,050,817 and on December 31, 2024 of $71,038,015. The Group incurred net loss of $12,802 and had net cash used in operating activities of $15,351 for the three months ended March 31, 2025. As of March 31, 2025, the Group had net current liability of $241,331.

These conditions raised substantial doubt about the Group’s ability to continue as a going concern. The Group’s ability to continue as a going concern will require the Group to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

-Additional equity financing from major shareholders or financial support from the Group’s related parties.

-Based on the business plans of the Group, the management is actively developing new business that will generate revenue and cash inflows to the Group.

The board of directors believes the Group has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the condensed consolidated financial statements for the three months ended March 31, 2025.

NOTE 4: Revenue

	Three months ended March 31, 2025	Three months ended March 31, 2024
Product sales	$-	546
Service revenue	263,638	39,651
	$263,638	$40,197

NOTE 5: General and administration expenses

	Three months ended March 31, 2025	Three months ended March 31, 2024
Wage, salary and insurance	$13,015	14,350
Lease	16,016	2,648
Legal & professional fee	17,935	4,281
General expense	6,640	9,334
	$53,606	$30,613

NOTE 6 - Deposits, prepayments and other receivables

	March 31, 2025	December 31, 2024
Prepayments	$1,260	3,405
Other Receivable	247	1,362
GST tax	328	181
	$1,835	$4,948

NOTE 7 - Other payables

	March 31, 2025	December 31, 2024
Wage, salary and insurance	$7,944	7,575
Service fee	17,768	44,059
Travel expenses accrued	-	5,837
Others	-	497
	$25,712	$57,968

NOTE 8 - Related parties transactions and balance

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.

The related parties that had transactions or balances with the Group in 2025 and 2024 consisted of:

Related Parties	Relationship with company
Huang Huei-Ching	The Company’s President and Director and ultimate beneficial owner
Cui Yan	The Company’s Chief Financial Officer. He resigned as Chief Financial Officer and became a director since August 2024.
Yang Hsiao-Wen	The Company’s Chief Executive Officer
Huang Po-Yao	The Company’s Director before August 2024 and sibling of Huang Huei Ching.
Huang Tz-Ray	The Company’s Director and ceased to be a related party as resigned as a director in August 2024.
Worldwide Savants Capital Pty Ltd	Huang Huei-Ching is the Director of Worldwide Savants Capital
Bears Consulting & Management Co., Ltd	Huang Po-Yao is the Director of Bears Consulting & Management Co., Ltd

1)	Related party balance

	March 31, 2025	December 31, 2024
Due from a related party*
Huang Huei-Ching	$-	742

* The balance is prepayment for an operating lease.

Due to related parties**
Huang Huei-Ching	214,694	182,309
Bears Consulting & Management Co., Ltd	4,932	5,002
	$219,626	187,311

**	The above balances are due on demand, interest-free and unsecured.

2)	Related party transactions

Name of related parties	Three months for March 31, 2025	Three months for March 31, 2024
Revenue
Worldwide Savants Capital Pty Ltd	$10,486	20,473
Bears Consulting & Management Co., Ltd	14,995	19,178
	$25,481	39,651

Lease expenses
Huang Huei-Ching	$9,609	-
	$9,609	-

NOTE 9 — Taxes

(a)	Corporate Income Taxes (“CIT”)

Neveda

Nevada does not have a corporate income tax.

Australia

Under Australian tax law, the applicable corporate income tax rate is 30%, or 25% if the company qualifies as a base rate entity (with annual turnover less than AUD 50 million and 80% or less of its assessable income from passive sources). In addition, there is no time limit for the carryforward of tax losses, allowing them to be carried forward indefinitely. However, when a company applies carried-forward losses, it must pass either the Continuity of Ownership Test (COT) or the Same Business Test (SBT) to ensure that the loss deduction complies with the regulations.

Taiwan

Under Taiwan tax law, the applicable corporate income tax rate is fixed at 20% effective from January 1, 2019. Operating losses may be carried forward to the tenth succeeding tax year when a “blue return” is filed or when the return is certified by an independent certified public accountant. No carry-back of losses is permitted.

i)	The components of the income tax provision are as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024

Current income tax expenses	$-	3,162

ii)	The following table reconciles Australia statutory rates to the Group’s income tax expenses:

	Three months ended March 31, 2025	Three months ended March 31, 2024
(Loss)/income before tax	$(12,802)	6,548
Australia statutory income tax rate	25%	25%
Provision for income taxes	(3,201)	1,636
Non-taxable income taxes	(9,207)	49
Non-deductible expenses	-	1,477
Change in valuation allowance	20,777	(958)
Others	(8,369)	958
Income tax expenses/(credits)	$-	3,162

iii)	The following summarizes deferred assets, net and liabilities resulting from differences between financial accounting basis and tax basis of assets and liabilities:

The deferred tax assets, net are nil and nil as of March 31, 2025 and December 31,2024.

The deferred tax liabilities are nil and nil as of March 31, 2025 and December 31,2024.

As of March 31, 2025 and December 31, 2024, the amount of tax loss carry-forwards of the Group was as following:

Location	March 31, 2025	December 31, 2024
Neveda	$-	-
Australia	49,629	18,165
Taiwan	94,609	69,449
	$144,238	87,614

(b)	Tax payable

Taxes payable consist of the following:

	March 31, 2025	December 31, 2024
Income tax payable	$13	13
Value- added tax payable	-	2,461
	$13	2,474

NOTE 10 – Stockholder’s equity

On May 31, 2019, the Company amended its Articles of Incorporation (the “Amendment”), to increase our authorized shares from 137,000,000 shares to 610,000,000 shares, of which 600,000,000 are common stock and 10,000,000 are preferred stock.

Preferred stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series A Preferred Stock

The Company designated 2,083,333 shares of Series A Convertible Preferred Stock (“Series A”), which votes 1:1 to common stock on an as converted basis, enjoys senior liquidation preferences to the common stock, and is convertible to common stock on a broad-based weighted average basis at a $2.40 original issue price. Section 5 of the Certificate of Designation gives the Series A the right to veto any amendment to the Certificate of Designation or the issuance of any class of preferred stock which has rights senior to or have priority over the Series A Preferred.

During the period ended March 31, 2025 and December 31, 2024, the Company did not issue any Series A Preferred Stock.

As of March 31, 2025, and December 31, 2024, the Company had 2,083,333 shares of Series A Preferred Stock issued and outstanding, respectively.

Series L Preferred Stock

On May 24, 2019, the Company filed a Certificate of Designation of Series L Preferred Stock (“Series L”) with the Secretary of State of Nevada. The number of shares of Series L Stock designated is 1,000 shares. The Series L are entitled to vote with the common stock at a ratio of 1,000,000 votes per share of Series L. The Series L do not have rights to dividends, have a liquidation preference junior to the Series A Preferred but senior to the common stock, have no redemption rights and are not convertible into common stock.

During the period ended of March 31, 2025, and December 31, 2024, the Company did not issue any Series L Preferred Stock.

As of March 31, 2025, and December 31, 2024, the Company had 1,000 shares of Series L Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 600,000,000 common shares with a par value of $0.001 per share.

On April 21, 2020, the Company issued 20,000,000 shares of Common Stock (the “Issuance Shares”) to its CEO, Liu Zhongkuo at a purchase price of $0.001 per Issuance Share. Mr. Liu paid for the Issuance Shares by forgiving $20,000 of debt owed to him by the Company.

On July 12, 2022, the Company entered into a Share Exchange Agreement with Wombat Australia Holdings Pty Ltd (“Wombat”), pursuant to which the Company issued 2,000,000 shares of Common Stock (the “Acquisition Shares”) in exchange for 100 % equity ownership stake in Wombat (the “Acquisition”). Following the Acquisition, the Company became the 100% equity holder in Wombat.

On June 05, 2024, the Company issued 35,000,000 shares of Common Stock (the “Issuance Shares”) to its director, Huei- Ching HUANG at a purchase price of $0.001 per Issuance Share. Ms. Huang paid for the Issuance Shares by forgiving $35,000 of debt owed to her by the Company.

As of March 31, 2025, and December 31, 2024, the Company had 70,928,185 shares of Common Stock issued and outstanding, respectively.

Note 11 — Commitments and contingencies

From time to time, the Group is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Group does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of March 31, 2025, and December 31, 2024, the Group has no outstanding litigation.

Note 12 — Subsequent events

The Group has evaluated subsequent events from March 3l, 2025 to the date the condensed consolidated financial statements were issued and has determined that there are no items to disclose other than those disclosed elsewhere in this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” the “Company,” “HAFG,” and “our company” refer to the consolidated operations of Holistic Asset Finance Group Co., Ltd., a Nevada corporation, and its subsidiary. “Common stock” refers to the Company’s common stock, par value $0.001 per share. “NT$” refers to New Taiwan dollars, the legal currency of Taiwan.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the success or failure of management’s efforts to implement the Company’s business strategies;

●	the ability of the Company to generate sufficient cash flows;

●	the ability of the Company to compete with other companies in the industries where the Company operates;

●	the effect of changing economic conditions impacting our operations; and

●	the ability of the Company to meet the other risks as described in the Company’s SEC filings.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” of our Form 10 filed on February 27, 2025. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

Our Company, through our subsidiary Wombat Australia Holdings Pty Ltd, operates two business lines:

Digital Marketing and Video Production. We offer professional social media digital marketing and video production services, focusing on the Singapore, Hong Kong and Taiwan markets and gradually expanding into other Asian markets. We deliver tailored marketing solutions to help brands accelerate their market presence in these regions and boost brand exposure through social video production.

In addition to content creation and production, the Company offers comprehensive information promotion and digital campaign optimization services. This includes the development of targeted advertising content, media planning and placement, and the management of performance-driven marketing campaigns—primarily across platforms such as Facebook (Meta).

For the three months ended March 31, 2025 and 2024, our Digital Marketing and Video Production business generated revenues of $263,638 and $39,651, respectively, accounting for 100% and 98.64% of our total revenues.

Wellness Products Sale. We sell Australian-branded nutrition, health, and wellness products in Taiwan. We provide consumers with a convenient shopping experience mainly through offline group-buying activities. For the three months ended March 31, 2025 and 2024, our Wellness Products Sale business generated revenues of nil and $546, respectively, accounting for nil and 1.36% of our total revenues.

Recent Developments

In 2025, the Company expanded its digital service offerings by launching a new advertising service offering to further enhance its capabilities in paid media and performance marketing. This new offering focuses on delivering integrated advertising solutions—including campaign strategy, media buying, real-time performance tracking, and data-driven optimization—across major digital platforms such as Facebook (Meta) and Google.

Building on the Company’s existing strengths in content creation and social media marketing, this development enables the Company to offer end-to-end advertising services that drive measurable brand growth, customer acquisition, and return on ad spend for clients targeting key Asian markets including Singapore, Hong Kong, and Taiwan.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive pricing for our products and services;

●	our ability to provide competitive products and services;

●	industry demand and competition; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended March 31, 2025 and 2024, together with the corresponding period-over-period changes.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	% Change
Revenue	$263,638	$40,197	555.9%
Cost of Revenue	(225,287)	(3,172)	7,002.4%
Gross Profit	38,351	37,025	3.6%
General and Administrative Expenses	(53,606)	(30,613)	75.1%
Operating (Loss)/Profit	(15,255)	6,412	N/A
Total Other Income, net	2,453	136	1,703.7%
(Loss)/Profit Before Income Taxes	(12,802)	6,548	N/A
Income Tax Expenses	-	(3,162)	N/A
Net (Loss)/Profit	(12,802)	3,386	N/A
Comprehensive (Loss)/Income	$(12,956)	$3,233	N/A

Revenue

Revenue increased significantly by $223,441, or approximately 555.9%, to $263,638 for the three months ended March 31, 2025, from $40,197 for the same period in 2024. The increase was primarily driven by the rapid growth of the Company’s newly launched advertising service offering, which contributed significantly to service revenue. The expansion into integrated digital advertising solutions attracted new clients and generated higher campaign volumes, reflecting strong market demand and effective execution.

Cost of Revenue

Cost of revenue increased by $222,115 to $225,287 for the three months ended March 31, 2025, from $3,172 in the same period of 2024. This increase reflects higher direct cost associated with the growth in revenue.

Gross Profit

Gross profit slightly increased to $38,351 for the three months ended March 31, 2025, compared to $37,025 for the same period in 2024. Despite the substantial growth in revenue, gross profit margin declined due to a shift in revenue mix and higher direct costs associated with the expansion of the Company’s advertising services. In the first quarter, a larger proportion of revenue was generated from the newly launched advertising service offering, which generally yields lower margins than the Company’s traditional digital marketing services.

Operating Expenses

General and administrative expenses increased by $22,993, or 75.1%, to $53,606 for the three months ended March 31, 2025, from $30,613 in the same period of 2024. The increase was mainly attributable to higher lease expenses and professional fees incurred during the period to support expanded operations.

Net (Loss)/Profit

As a result of the factors described above, we recorded a net loss of $12,802 for the three months ended March 31, 2025, compared to a net profit of $3,386 for the same period in 2024. The decrease was primarily due to increased operating expenses and cost of revenue outpacing revenue growth.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $2,185, compared to $17,409 as of December 31, 2024. The significant decrease in cash was primarily due to operating expenses incurred during the period, with limited inflows from accounts receivable or related parties.

Our current assets totaled $4,020 as of March 31, 2025, representing a decrease from $29,161 at December 31, 2024. This decline was mainly driven by reductions in cash and cash equivalents, accounts receivable (which dropped to nil), and prepayments and other receivables. Additionally, amounts due from related parties decreased from $742 to nil, further reducing current asset levels.

Current liabilities amounted to $245,351 as of March 31, 2025, a slight decrease from $257,753 at December 31, 2024. The decrease was mainly due to the settlement of advance from customers and reductions in other payables, partially offset by an increase in amounts due to related parties, which rose from $187,311 to $219,626.

As a result, we had a net current liability of $241,331 as of March 31, 2025, compared to a net current liability of $228,592 at December 31, 2024.

In addition, the Company had an accumulated deficit on March 31, 2025 of $71,050,817 and on December 31, 2024 of $71,038,015. The Company incurred net loss of $12,802 and had net cash used in operating activities of $15,351 for the three months ended March 31, 2025.

These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

-Additional equity financing from major shareholders or financial support from the Company’s related parties.

-Based on the business plans of the Company, the management is actively developing new business that will generate revenue and cash inflows to the Company.

The board of directors believes the Company has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the condensed consolidated financial statements for the three months ended March 31, 2025.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Net cash (used in)/provided by operating activities	$(15,351)	$9,662
Net cash (used in)/investing activities	-	-
Net cash provided by (used in)/financing activities	-	-
Net (decrease)/ increase in cash	(15,351)	9,662
Effect of exchange rates on cash	127	(439)
Cash at beginning of year	17,409	10,618
Cash at end of period	$2,185	$19,841

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the condensed consolidated financial statements and are adjusted to reflect actual experience when necessary. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses,” “ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses,” “Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” and “ASU No. 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief,” which provided additional implementation guidance on the previously issued ASU. The ASU is effective for fiscal years beginning after Dec. 15, 2019 for public business entities that meet the definition of an SEC filer, excluding entities eligible to be SRCs as defined by the SEC. All other entities, ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2022. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for the Company beginning after December 15, 2023, and are applied prospectively to business combinations that occur after the effective date. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2023. The Company adopted ASU 2023-07 as of January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), which intends to improve clarity and operability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concept Statements” (“ASU 2024-02”). ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s condensed consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated balance sheets, statements of operations and comprehensive (loss)/income and statements of cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Due to the recent effectiveness of our Form 10 filed on February 27, 2025, we have not yet been required to file an annual report and, accordingly, are not required to provide a report on management’s assessment of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this report.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408 of Regulation S-K, during the fiscal quarter ended March 31, 2025.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2025	Holistic Asset Finance Group Co., Ltd.

/s/ Yang Hsiao-Wen
	Name:	Yang Hsiao-Wen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chunguang
	Name:	Li Chunguang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)