Form 10-Q
period 2025-06-30
Holistic Asset Finance Group Co., Ltd.
filed 2025-08-11
CIK 1367993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-56038

Holistic Asset Finance Group Co., Ltd.
(Exact name of registrant as specified in its charter)

Nevada	87-0602435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 57, 15 Terminus St, Castle Hill, NSW, Australia	2154
(Address of principal executive offices)	(Zip Code)

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

As of August 11, 2025, there were 70,928,185 shares of the registrant’s common stock outstanding.

HOLISTIC ASSET FINANCE GROUP CO., LTD.

Quarterly Report on Form 10-Q

Period Ended June 30, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2025 And 2024

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Balance Sheets

As of June 30, 2025 (Unaudited) and December 31, 2024 (Audited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

		June 30,	December 31,
	Note	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$6,792	$17,409
Account receivable, net		64,349	6,062
Deposits, prepayments and other receivables	6	4,383	4,948
Due from a related party	8	4,622	742
Total Current Assets		80,146	29,161
NON-CURRENT ASSETS
Operating lease right-of-use assets		390	769
TOTAL ASSETS		80,536	29,930

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable		61,696	-
Advance from customers		-	10,000
Other payables	7	16,082	57,968
Tax payable	9	14	2,474
Due to related parties	8	255,270	187,311
Total current liabilities		333,062	257,753
TOTAL LIABILITIES		333,062	257,753

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Series A convertible preferred stock - 2,083,333 shares authorized, par value $0.001, 2,083,333 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively		2,083	2,083
Series L Preferred stock- 1,000 shares authorized, par value $0.001, 1,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively		1	1
Common stock - 600,000,000 shares authorized, par value $0.001, 70,928,185 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively		70,928	70,928
Additional paid-in capital		70,736,456	70,736,456
Accumulated deficit		(71,060,737)	(71,038,015)
Accumulated other comprehensive (loss)/income		(1,257)	724
Total shareholders’ deficit		(252,526)	(227,823)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$80,536	$29,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income

For the three months and six months ended June 30, 2025 and 2024 (Unaudited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

		Three months ended June 30,		Six months ended June 30,
	Note	2025	2024	2025	2024

Revenue	4	$190,025	34,870	$453,663	75,067
Cost of revenue		(147,259)	(3,294)	(372,546)	(6,466)
Gross profit		42,766	31,576	81,117	68,601

Operating expenses
General and administrative expenses	5	(32,916)	(29,292)	(86,522)	(59,905)
Profit/(Loss) from operations		9,850	2,284	(5,405)	8,696

Other expenses, net:
Interest income		12	15	12	15
Foreign exchange (loss)/gain		(19,744)	(166)	(17,257)	254
Other expenses		(38)	(19)	(72)	(303)
Total other expenses, net		(19,770)	(170)	(17,317)	(34)

(Loss)/Profit before income taxes		(9,920)	2,114	(22,722)	8,662

Income tax expenses		-	(2,383)	-	(5,545)
Net (loss)/profit		$(9,920)	(269)	$(22,722)	3,117
Foreign currency translation adjustment		(1,827)	77	(1,981)	(76)
Total Comprehensive (loss)/profit		(11,747)	(192)	(24,703)	3,041

Weighted average shares outstanding:
Basic		70,928,185	45,650,407	70,928,185	40,762,439
Diluted		70,928,185	45,650,407	70,928,185	42,845,772

(Loss) Earnings per share
Basic		(0.0001)	(0.0000)	(0.0003)	0.0001
Diluted		(0.0001)	(0.0000)	(0.0003)	0.0001

 The accompanying notes are an integral part of these consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the six months ended June 30, 2025 and 2024 (Unaudited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

	Series A Preferred Stock		Series L Preferred Stock		Common Stock		Additional		Accumulated other comprehensive	Total
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	income/ (loss)	Stockholders' Deficit
Balance – January 1, 2024	2,083,333	$2,083	1,000	$1	35,928,185	$35,928	$70,736,456	$(70,855,708)	21	$(81,219)
Issuance of new share	-	-	-	-	35,000,000	35,000	-	-		35,000
Net profit	-	-	-	-	-	-	-	3,117	-	3,117
Other comprehensive loss	-	-	-	-	-	-	-	-	(76)	(76)
Balance – June 30, 2024	2,083,333	2,083	1,000	1	70,928,185	70,928	70,736,456	(70,852,591)	(55)	(43,178)

Balance – January 1,2025	2,083,333	2,083	1,000	1	70,928,185	70,928	70,736,456	(71,038,015)	724	(227,823)
Net loss	-	-	-	-	-	-	-	(22,722)		(22,722)
Other comprehensive loss	-	-	-	-	-	-	-		(1,981)	(1,981)
Balance – June 30, 2025	2,083,333	2,083	1,000	1	70,928,185	70,928	70,736,456	(71,060,737)	(1,257)	(252,526)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2025 and 2024 (Unaudited)

	Six months ended June 30,	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/profit	$(22,722)	$3,117
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use assets	407	-
Changes in operating assets and liabilities:
Account receivable	(56,388)	-
Deposits, prepayments and other receivables	616	2,991
Due from a related party	5,127	154
Due to related parties	56,952	430
Advance from customers	(10,215)	-
Accounts payable	60,000	-
Other payables	(42,441)	(1,971)
Tax payable	(2,513)	7,528
Net cash (used in)/provided by operating activities	$(11,177)	$12,249

Net (decrease)/increase in cash	(11,177)	12,249
Effect of exchange rates on cash	560	(76)
Cash and cash equivalents, beginning of year	17,409	10,618
Cash and cash equivalents, end of period	$6,792	$22,791

The accompanying notes are an integral part of these condensed consolidated financial statements

Holistic Asset Finance Group Co., Ltd

Notes to the Condensed Consolidated Financial Statements

For the six months ended June 30, 2025 and 2024 (Unaudited)

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

Contract balances

Accounts receivable represent revenue recognized when the Group has satisfied the Group’s performance obligation and has the unconditional rights to payment. Unearned revenue consists of payments received or awards to customers related to unsatisfied performance obligation at the end of the period, included in advance from customers in the Group’s condensed consolidated balance sheets with the balance of $Nil and $10,000 as of June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, $Nil and $Nil of revenue recognized was included in the Group’s advance from customers’ balance as of December 31, 2024 and 2023. For the six months ended June 30, 2025 and 2024, $10,000 and $Nil of revenue recognized was included in the Group’s advance from customers’ balance as of December 31, 2024 and 2023.

Disaggregation of revenue

For three months and six months ended June 30, 2025 and 2024, the disaggregation of revenue by major revenue streams is as follows:

	Three months ended June 30, 2025	Three months ended June 30, 2024
Service revenue	190,025	34,870
Total	$190,025	34,870

	Six months ended June 30, 2025	Six months ended June 30, 2024
Product sales	$-	546
Service revenue	453,663	74,521
Total	$453,663	75,067

	Three months ended June 30, 2025	Three months ended June 30, 2024
Singapore	$36,364	34,870
Taiwan	213	-
Hong Kong	153,448	-
	$190,025	34,870

	Six months ended June 30, 2025	Six months ended June 30, 2024
Singapore	$46,850	55,343
Taiwan	15,208	19,724
Hong Kong	391,605	-
	$453,663	75,067

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred for the three months and six months ended June 30, 2025 and 2024.

Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits, which includes deposits with original maturities of three months or less with commercial banks. The Group’s cash and cash equivalents are not subject to any restrictions.

Accounts Receivable

Accounts receivables include trade accounts due from customers. The Group maintains an allowance for credit losses which reflects its best estimate of amounts that potentially will not be collected. The Group determines the allowance for credit losses taking into consideration various factors including but not limited to historical collection experience and credit-worthiness of the debtors as well as the age of the individual receivables balance. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Group to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. The Group adopted this guidance effective January 1, 2023. The Group makes specific bad debt provisions based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections and future economic conditions (extend data and macroeconomic factors). Account balances are charged off against the allowance after all means of collection have been exhausted and the likelihood of collection is not probable. As of June 30, 2025 and December 31, 2024, the Group does not consider an allowance for doubtful accounts to be necessary.

Deposits, prepayments and other receivables

Deposits, prepayments and other receivables primarily consist of input GST tax, rental deposit and prepayments for services, which are presented net of allowance for doubtful accounts. Prepayment and other assets are classified as either current or non-current based on the terms of the respective agreements. The Group maintains a provision for doubtful accounts to state prepayments at their estimated realizable value based on a variety of factors, including the possibility of releasing the prepayments into service and historical experience. As of June 30, 2025 and December 31, 2024, no provision for doubtful accounts for deposits, prepayments and other receivables was made.

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

Unless otherwise disclosed, the fair value of the Group’s financial instruments, including cash and cash equivalents, account receivable, net, deposits and other receivables, due from a related party, accounts payable, other payables, due to related parties, approximates their recorded values due to their short-term maturities.

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

The Group incurred a net loss of $9,920 and $269 for the three months ended June 30, 2025 and 2024. Therefore, the effect of convertible preferred stock outstanding is anti-dilutive during the three months ended June 30, 2025 and 2024. As of both June 30, 2025 and June 30, 2024, the Company had 2,083,333 shares of convertible preferred stock outstanding. On June 30, 2025 and 2024 the potentially dilutive shares were excluded from diluted loss per share because of their anti-dilutive effect.

The Group incurred a net loss of $22,722 and a net profit of 3,117 for the six months ended June 30, 2025 and 2024. Therefore, the effect of convertible preferred stock outstanding is anti-dilutive during the six months ended June 30, 2025. As of both June 30, 2025 and June 30, 2024, the Company had 2,083,333 shares of convertible preferred stock outstanding. On June 30, 2025 the potentially dilutive shares were excluded from diluted loss per share because of their anti-dilutive effect.

The following is an analysis of the differences between basic and diluted earnings per common share. For the three months ended June 30, 2025 and 2024.

Net loss	$(9,920)	(269)
Weighted average shares outstanding	70,928,185	45,650,407
Diluted effect of convertible preferred stocks	-	-
Weighted average shares – diluted	70,928,185	45,650,407

Earnings loss per share:
Basic	$(0.0001)	(0.0000)
Diluted	$(0.0001)	(0.0000)

The following is an analysis of the differences between basic and diluted earnings per common share. For the six months ended June 30, 2025 and 2024.

Net (loss)/income	$(22,722)	3,117
Weighted average shares outstanding	70,928,185	40,762,439
Diluted effect of convertible preferred stocks	-	2,083,333
Weighted average shares – diluted	70,928,185	42,845,772

Earnings loss per share:
Basic	$(0.0003)	0.0001
Diluted	$(0.0003)	0.0001

Comprehensive income/(loss)

ASC Topic 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events from non-owner sources. The component of comprehensive loss totalling $1,981 and comprehensive loss totalling $76 for the six months ended June 30, 2025 and 2024, respectively, related to foreign currency translation adjustment. The component of comprehensive loss totalling $1,827 and comprehensive income totalling $77 for the three months ended June 30, 2025 and 2024, respectively, related to foreign currency translation adjustment.

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

Rates that were used in creating the condensed consolidated financial statements:

	June 30, 2025	June 30, 2024
Balance sheet items, except for equity accounts	AUD$1 = 0.6495USD	AUD$1 = 0.6666USD
Items in the statements of income and cash flows	AUD$1 = 0.6316USD	AUD$1 = 0.6666USD

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

Assets that potentially subject the Group to a concentration of credit risk primarily consist of cash, accounts receivable and other current assets. The maximum exposure of such assets to credit risk is their carrying amounts as at the balance sheet dates. As of June 30, 2025 and December 31, 2024, the aggregate amount of cash of $6,792 and $17,409, respectively, was held at major financial institutions in Australia and Taiwan, where there are AUD 250,000 in Australia and TWD 3,000,000 in Taiwan deposit insurance limit for a legal entity’ balance at major financial institutions in Australia and Taiwan. To limit the exposure to credit risk relating to deposits, the Group primarily places cash deposits with large financial institutions. As a result, the amounts not covered by Australian Prudential Regulation Authority and Central Deposit Insurance Corporation were nil and nil as of June 30, 2025 and December 31, 2024. The Group conducts credit evaluations of its customers and suppliers, and generally does not require collateral or other security from them. The Group establishes an accounting policy to provide for allowance for doubtful accounts based on the individual customer’s and supplier’s financial condition, credit history, and the current economic conditions.

(b)	Significant customers

In the six months ended June 30, 2025, two third party customers accounted for 65% and 18% of the Company’s revenues, respectively. One related party customer accounted for 10% of the Company’s revenues. In the six months ended June 30, 2024, two related party customers accounted for 74% and 26% of the Company’s revenues, respectively. No other customer accounted for more than 10% of the Company’s revenues for the six months ended June 30, 2025 and 2024.

In the three months ended June 30, 2025, two third party customers accounted for 42% and 35% of the Company’s revenues, respectively. One related party customer accounted for 19% of the Company’s revenues. In the three months ended June 30, 2024, one related party customer accounted for 100% of the Company’s revenues.

(c)	Significant suppliers

In the six months ended June 30, 2025, one third-party supplier accounted for 100% of the Company’s purchases. In the six months ended June 30, 2024, one third-party supplier accounted for 100% of the Company’s purchases. No other suppliers accounted for more than 10% of the Company’s purchases for the six months ended June 30, 2025 and 2024.

In the three months ended June 30, 2025, one third-party supplier accounted for 100% of the Group’s purchases. In the three months ended June 30, 2024, the Company’s purchases is nil, respectively.

(d)	Significant account receivable

As of June 30, 2025, one third party customer accounted for 100% of the Group’s accounts receivable. As of December 31, 2024, one third party customer accounted for 100% of the Group’s accounts receivable.

(e)	Significant accounts payable

As of June 30, 2025, one third party supplier accounted for 100% of the Group’s accounts payable. As of December 31, 2024, the Group's accounts payable balance is nil.

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

As reflected in the accompanying financial statements, the Group had an accumulated deficit on June 30, 2025 of $71,060,737 and on December 31, 2024 of $71,038,015.

The Group incurred net loss of $22,722 and had net cash used in operating activities of $11,177 for the six months ended June 30, 2025.

As of June 30, 2025, the Group had net current liability of $252,916.

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

The board of directors believes the Group has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the condensed consolidated financial statements for the three months and six months ended June 30, 2025.

NOTE 4: Revenue

	Three months ended June 30, 2025	Three months ended June 30, 2024
Product sales	$-	-
Service revenue	190,025	34,870
	$190,025	$34,870

	Six months ended June 30, 2025	Three months ended June 30, 2024
Product sales	$-	546
Service revenue	453,663	74,521
	$453,663	$75,067

NOTE 5: General and administration expenses

	Three months ended June 30, 2025	Three months ended June 30, 2024
Wage, salary and insurance	$8,348	9,086
Lease	12,263	6,358
Legal & professional fee	2,852	2,486
General expense	9,453	11,362
	$32,916	$29,292

	Six months ended June 30, 2025	Six months ended June 30, 2024
Wage, salary and insurance	$21,363	23,436
Lease	28,279	9,006
Legal & professional fee	20,787	6,767
General expense	16,093	20,696
	$86,522	$59,905

NOTE 6 - Deposits, prepayments and other receivables

	June 30, 2025	December 31, 2024
Prepayments	$3,750	3,405
Rental deposit	279	1,362
GST tax	354	181
	$4,383	$4,948

NOTE 7 - Other payables

	June 30, 2025	December 31, 2024
Wage, salary and insurance	$9,120	7,575
Service fee	6,962	44,059
Travel expenses accrued	-	5,837
Others	-	497
	$16,082	$57,968

NOTE 8 - Related parties transactions and balance

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.

The related parties that had transactions or balances with the Group in 2025 and 2024 consisted of:

Related Parties	Relationship with company
Huang Huei-Ching	The Company’s President and Director and ultimate beneficial owner
Cui Yan	The Company’s Chief Financial Officer. He resigned as Chief Financial Officer and became a director since August 2024.
Yang Hsiao-Wen	The Company’s Chief Executive Officer
Huang Po-Yao	The Company’s Director before August 2024 and sibling of Huang Huei Ching.
Huang Tz-Ray	The Company’s Director and ceased to be a related party as resigned as a director in August 2024.
Worldwide Savants Capital Pty Ltd	Huang Huei-Ching is the Director of Worldwide Savants Capital
Bears Consulting & Management Co., Ltd	Huang Po-Yao is the Director of Bears Consulting & Management Co., Ltd

1)	Related party balance

	June 30, 2025	December 31, 2024
Due from a related party*
Huang Huei-Ching	$4,622	742

*	The balance as of June 30, 2025 is due on demand, interest-free and unsecured. The balance as of December 31, 2024 is prepayment for an operating lease.

Due to related parties**
Huang Huei-Ching	232,887	182,309
Bears Consulting & Management Co., Ltd	5,576	5,002
Worldwide Savants Capital	16,807	-
	$255,270	187,311

**	The above balances are due on demand, interest-free and unsecured.

2)	Related party transactions

Name of related parties	Three months for June 30, 2025	Three months for June 30, 2024
Revenue
Worldwide Savants Capital Pty Ltd	$36,364	34,870
Bears Consulting & Management Co., Ltd	213	-
	$36,577	34,870

Lease expenses
Huang Huei-Ching	$9,557	-

Name of related parties	Six months for June 30, 2025	Six months for June 30, 2024
Revenue
Worldwide Savants Capital Pty Ltd	$46,850	55,343
Bears Consulting & Management Co., Ltd	15,208	19,178
	$62,058	74,521

Lease expenses
Huang Huei-Ching	$19,166	-

NOTE 9 — Taxes

(a)	Corporate Income Taxes (“CIT”)

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

i)	The components of the income tax provision are as follows:

	Three months ended June 30, 2025	Three months ended June 30, 2024
Current income tax expenses	$-	2,383
Total provision for income taxes	-	2,383

	Six months ended June 30, 2025	Six months ended June 30, 2024
Current income tax expenses	$-	5,545
Total provision for income taxes	-	5,545

ii)	The following table reconciles Australia statutory rates to the Group’s income tax expenses:

	Three months ended June 30, 2025	Three months ended June 30, 2024
(Loss)/income before tax	$(9,920)	2,114
Australia statutory income tax rate	25%	25%
Provision for income taxes	(2,480)	529
Non-taxable income taxes	2,805	(168)
Non-deductible expenses	4,315	2,022
Change in valuation allowance	615	(874)
Others	(5,255)	874
Income tax expenses	$-	2,383

	Six months ended June 30, 2025	Six months ended June 30, 2024
(Loss)/income before tax	$(22,722)	8,662
Australia statutory income tax rate	25%	25%
Provision for income taxes	(5,681)	2,165
Non-taxable income taxes	(6,402)	(119)
Non-deductible expenses	4,315	3,499
Change in valuation allowance	21,392	(1,832)
Others	(13,624)	1,832
Income tax expenses	$-	5,545

iii)	The following summarizes deferred assets, net and liabilities resulting from differences between financial accounting basis and tax basis of assets and liabilities:

The deferred tax assets, net are nil and nil as of June 30, 2025 and December 31, 2024.

The deferred tax liabilities are nil and nil as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, the amount of tax loss carry-forwards of the Group was as following:

Location	June 30, 2025
Neveda	$-
Australia	49,237
Taiwan	137,566
$186,803

(b)	Tax payable

Taxes payable consist of the following:

	June 30, 2025	December 31, 2024
Income tax payable	$14	13
Value- added tax payable	-	2,461
	$14	2,474

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

During the period ended June 30, 2025 and December 31, 2024, the Company did not issue any Series A Preferred Stock.

As of June 30, 2025 and December 31, 2024, the Company had 2,083,333 shares of Series A Preferred Stock issued and outstanding, respectively.

Series L Preferred Stock

On May 24, 2019, the Company filed a Certificate of Designation of Series L Preferred Stock ("Series L") with the Secretary of State of Nevada. The number of shares of Series L Stock designated is 1,000 shares. The Series L are entitled to vote with the common stock at a ratio of 1,000,000 votes per share of Series L. The Series L do not have rights to dividends, have a liquidation preference junior to the Series A Preferred but senior to the common stock, have no redemption rights and are not convertible into common stock.

During the period ended of June 30, 2025 and December 31, 2024, the Company did not issue any Series L Preferred Stock.

As of June 30, 2025 and December 31, 2024, the Company had 1,000 shares of Series L Preferred Stock issued and outstanding, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company had 70,928,185 shares of Common Stock issued and outstanding, respectively.

NOTE 11 — Commitments and contingencies

From time to time, the Group is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Group does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of June 30, 2025 and December 31, 2024, the Group has no outstanding litigation.

NOTE 12 — Segment Information

The Group operates in a single operating segment and has one reportable segment, which includes all activities related to the development, marketing, and distribution of Australian-branded nutrition, health, and wellness products, as well as social media digital marketing and video production services. This determination is consistent with the condensed consolidated financial information regularly reviewed by the Group’s Chief Operating Decision Maker (“CODM”), who is the Group’s Chief Executive Officer.

The CODM evaluates performance and allocates resources based on consolidated net profit or loss. Segment assets are reported on a consolidated basis and are consistent with total assets presented in the condensed consolidated balance sheets.

The table below provides information about the Group’s segment:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Segment revenue	$190,025	34,870	$453,663	75,067
Less:
Cost of service	(135,895)	-	(357,189)	-
Cost of products	-	-	-	(593)
Wages, salaries & insurance	(19,712)	(12,380)	(36,720)	(29,309)
Lease expenses	(12,263)	(6,358)	(28,279)	(9,006)
Legal & professional fees	(2,852)	(2,486)	(20,787)	(6,767)
General expenses	(9,453)	(11,362)	(16,093)	(20,696)
Segment income from operations	$9,850	2,284	$(5,405)	8,696
Reconciliation:
Interest income	12	15	12	15
Foreign exchange (loss)/gain	(19,744)	(166)	(17,257)	254
Other expenses	(38)	(19)	(72)	(303)
Income tax expenses	–	(2,383)	–	(5,545)
Net (loss)/profit before taxes	$(9,920)	(269)	$(22,722)	3,117

NOTE 13 — Subsequent events

The Group has evaluated subsequent events from June 30, 2025 to the date the condensed consolidated financial statements were issued and has determined that there are no items to disclose other than those disclosed elsewhere in this report.

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

For the three months ended June 30, 2025 and 2024, our Digital Marketing and Video Production business generated revenues of $190,025 and $34,870, respectively, accounting for 100% and 100% of our total revenues. For the six months ended June 30, 2025 and 2024, our Digital Marketing and Video Production business generated revenues of $453,663 and $74,521, respectively, accounting for 100% and 99.3% of our total revenues.

Wellness Products Sale. We sell Australian-branded nutrition, health, and wellness products in Taiwan. We provide consumers with a convenient shopping experience mainly through offline group-buying activities. For the three months ended June 30, 2025 and 2024, our Wellness Products Sale business generated revenues of $nil and $nil, respectively, accounting for nil and nil of our total revenues. For the six months ended June 30, 2025 and 2024, our Wellness Products Sale business generated revenues of $nil and $546, respectively, accounting for nil and 0.7% of our total revenues.

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

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended June 30, 2025 and 2024, together with the corresponding period-over-period changes.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	% Change
Revenue	$190,025	34,870	445.0%
Cost of Revenue	(147,259)	(3,294)	4,370.5%
Gross Profit	42,766	31,576	35.4%
General and Administrative Expenses	(32,916)	(29,292)	12.4%
Operating Profit	9,850	2,284	331.3%
Total Other Expenses, net	(19,770)	(170)	11,529.4%
(Loss)/Profit Before Income Taxes	(9,920)	2,114	N/A
Income Tax Expenses	-	(2,383)	N/A
Net Loss	(9,920)	(269)	3,587.7%
Comprehensive Loss	$(11,747)	(192)	6,018.2%

Revenue

Revenue increased significantly by $155,155, or approximately 445.0%, to $190,025 for the three months ended June 30, 2025, from $34,870 for the same period in 2024. The increase was primarily driven by the rapid growth of the Company’s newly launched advertising service offering, which contributed significantly to service revenue. The expansion into integrated digital advertising solutions attracted new clients and generated higher campaign volumes, reflecting strong market demand and effective execution.

Cost of Revenue

Cost of revenue increased by $143,965 to $147,259 for the three months ended June 30, 2025, from $3,294 in the same period of 2024. This increase reflects higher direct cost associated with the growth in revenue.

Gross Profit

Gross profit slightly increased to $42,766 for the three months ended June 30, 2025, compared to $31,576 for the same period in 2024. Despite the substantial growth in revenue, gross profit margin declined due to a shift in revenue mix and higher direct costs associated with the expansion of the Company’s advertising services. In the second quarter, a larger proportion of revenue was generated from the newly launched advertising service offering, which generally yields lower margins than the Company’s traditional digital marketing services.

General and Administrative Expenses

General and administrative expenses increased by $3,624, or 12.4%, to $9,850 for the three months ended June 30, 2025, from $2,284 in the same period of 2024. The increase was mainly attributable to higher lease expenses and professional fees incurred during the period to support expanded operations.

Net (Loss)/Profit

As a result of the factors described above, we recorded a net loss of $9,920 for the three months ended June 30, 2025, compared to a net loss of $269 for the same period in 2024. The decrease was primarily due to increased operating expenses and cost of revenue outpacing revenue growth.

Comparison of Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	% Change
Revenue	$453,663	75,067	504.3%
Cost of Revenue	(372,546)	(6,466)	5,661.6%
Gross Profit	81,117	68,601	18.2%
General and Administrative Expenses	(86,522)	(59,905)	44.4%
Operating (Loss)/Profit	(5,405)	8,696	N/A
Total Other Expenses, net	(17,317)	(34)	50,832.4%
(Loss)/Profit Before Income Taxes	(22,722)	8,662	N/A
Income Tax Expenses	-	(5,545)	N/A
Net (Loss)/Profit	(22,722)	3,117	N/A
Comprehensive (Loss)/Income	$(24,703)	3,041	N/A

Revenue

Revenue increased significantly by $378,596, or approximately 504.3%, to $453,663 for the six months ended June 30, 2025, from $75,067 for the same period in 2024. The increase was primarily driven by the rapid growth of the Company’s newly launched advertising service offering, which contributed significantly to service revenue. The expansion into integrated digital advertising solutions attracted new clients and generated higher campaign volumes, reflecting strong market demand and effective execution.

Cost of Revenue

Cost of revenue increased by $366,080 to $372,546 for the six months ended June 30, 2025, from $6,466 in the same period of 2024. This increase reflects higher direct cost associated with the growth in revenue.

Gross Profit

Gross profit increased by $12,516, or 18.2%, to $81,117 for the six months ended June 30, 2025, from $68,601 in the same period of 2024. Although revenue increased significantly, gross profit margin declined as a result of a shift in revenue mix toward lower-margin advertising services and increased direct costs related to the expansion of service offerings. The Company continues to invest in building out its delivery capacity to support long-term growth, which impacts short-term margins.

General and Administrative Expenses

General and administrative expenses increased by $26,617, or 44.4%, to $86,522 for the six months ended June 30, 2025, compared to $59,905 for the same period in 2024. The increase was primarily driven by lease expenses, and professional service fees, reflecting the operational scale-up and broader business activities during the period.

Net (Loss)/Profit

As a result of the above factors, the Company recorded a net loss of $22,722 for the six months ended June 30, 2025, compared to a net profit of $3,117 for the same period in 2024. The decline in profitability was mainly due to increased operating expenses and cost of revenue outpacing revenue growth.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $6,792, compared to $17,409 as of December 31, 2024. The significant decrease in cash was primarily due to operating expenses incurred during the period, with limited inflows from accounts receivable or related parties.

Our current assets totaled $80,146 as of June 30, 2025, representing an increase from $29,161 at December 31, 2024. This increase was mainly driven by the recognition of accounts receivable of $64,349, partially offset by a decrease in cash and changes in other receivables and deposits. Amounts due from a related party also increased from $742 to $4,622, further contributing to the overall increase in current assets.

Current liabilities amounted to $ 333,062 as of June 30, 2025, compared to $257,753 as of December 31, 2024. The increase was primarily due to an increase in accounts payable and amounts due to related parties, partially offset by reductions in other payables and tax payable.

As a result, we had a net current liability of $252,916 as of June 30, 2025, compared to $228,592 as of December 31, 2024.

In addition, the Company had an accumulated deficit of $71,060,737 as of June 30, 2025 and on December 31, 2024 of $71,038,015. The Company incurred net loss of $22,722 and had net cash used in operating activities of $11,177 for the six months ended June 30, 2025.

These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

●	Additional equity financing from major shareholders or financial support from the Company’s related parties.

●	Based on the business plans of the Company, the management is actively developing new business that will generate revenue and cash inflows to the Company.

The board of directors believes the Company has adequate financial resources to continue in operational existence for the foreseeable future. Accordingly, the going concern basis of accounting continues to be used in the preparation of the condensed consolidated financial statements for the three and six months ended June 30, 2025.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024
Net cash (used in)/provided by operating activities	$(11,177)	$12,249
Net (decrease)/ increase in cash	(11,177)	12,249
Effect of exchange rates on cash	560	(76)
Cash at beginning of year	17,409	10,618
Cash at end of period	$6,792	$22,791

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Due to the recent effectiveness of our Form 10 filed on February 27, 2025, we have not yet been required to file an annual report and, accordingly, are not required to provide a report on management’s assessment of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408 of Regulation S-K, during the fiscal quarter ended June 30, 2025.

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

Date: August 11, 2025	Holistic Asset Finance Group Co., Ltd.

/s/ Yang Hsiao-Wen
	Name:	Yang Hsiao-Wen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chunguang
	Name:	Li Chunguang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)