Form 10-Q
period 2025-09-30
Holistic Asset Finance Group Co., Ltd.
filed 2025-11-10
CIK 1367993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

As of November 3, 2025, there were 74,228,185 shares of the registrant’s common stock outstanding.

HOLISTIC ASSET FINANCE GROUP CO., LTD.

Quarterly Report on Form 10-Q

Period Ended September 30, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Balance Sheets

As of September 30, 2025 (Unaudited) and December 31, 2024 (Audited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

		September 30,	December 31,
	Note	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$10,464	$17,409
Account receivable, net		30,546	6,062
Deposits, prepayments and other receivables	6	2,658	4,948
Due from a related party	8	-	742
Total Current Assets		43,668	29,161
NON-CURRENT ASSETS
Operating lease right-of-use assets		151	769
TOTAL ASSETS		43,819	29,930

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable		1,588	-
Advance from customers		-	10,000
Other payables	7	13,712	57,968
Tax payable	9	29	2,474
Due to related parties	8	289,780	187,311
Total current liabilities		305,109	257,753
TOTAL LIABILITIES		305,109	257,753

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Series A convertible preferred stock - 2,083,333 shares authorized, par value $0.001, 2,083,333 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively		2,083	2,083
Series L Preferred stock- 1,000 shares authorized, par value $0.001, 1,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively		1	1
Common stock - 600,000,000 shares authorized, par value $0.001, 74,228,185 and 70,928,185 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively		74,228	70,928
Additional paid-in capital		70,736,456	70,736,456
Accumulated deficit		(71,074,346)	(71,038,015)
Accumulated other comprehensive (loss)/income		288	724
Total shareholders’ deficit		(261,290)	(227,823)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$43,819	$29,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income

For the three months and nine months ended September 30, 2025 and 2024 (Unaudited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

		Three months ended September 30,		Nine months ended September 30,
	Note	2025	2024	2025	2024

Revenue	4	$1,235,465	6,895	$1,689,128	81,962
Cost of revenue		(1,177,906)	(187)	(1,550,452)	(6,653)
Gross profit		57,559	6,708	138,676	75,309

Operating expenses
General and administrative expenses	5	(68,479)	(60,773)	(155,001)	(120,678)
Loss from operations		(10,920)	(54,065)	(16,325)	(45,369)

Other expenses, net:
Interest income		-	1	12	16
Foreign exchange gain/(loss)		535	208	(16,722)	462
Other income/(expenses)		17	235	(55)	(68)
Total other income/(expenses), net		552	444	(16,765)	410

Loss before income taxes		(10,368)	(53,621)	(33,090)	(44,959)

Income tax (expenses)/credits		(3,241)	5,545	(3,241)	-
Net loss		$(13,609)	(48,076)	$(36,331)	(44,959)
Foreign currency translation adjustment		1,545	(5)	(436)	(81)
Total Comprehensive loss		(12,064)	(48,081)	(36,767)	(45,040)

Weighted average shares outstanding:
Basic		71,580,932	70,928,185	71,146,567	50,928,185
Diluted		71,580,932	70,928,185	71,146,567	50,928,185

Loss Earnings per share
Basic		(0.0002)	(0.0007)	(0.0005)	(0.0009)
Diluted		(0.0002)	(0.0007)	(0.0005)	(0.0009)

The accompanying notes are an integral part of these consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the nine months ended September 30, 2025 and 2024 (Unaudited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

	Series A Preferred Stock		Series L Preferred Stock		Common Stock		Additional		Accumulated other	Total
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	comprehensive income/(loss)	Stockholders' Deficit
Balance – January 1,2024	2,083,333	$2,083	1,000	$1	35,928,185	$35,928	$70,736,456	$(70,855,708)	$21	$(81,219)
Issuance of new share	-	-	-	-	35,000,000	35,000	-	-		35,000
Net loss	-	-	-	-	-	-	-	(44,959)	-	(44,959)
Other comprehensive loss	-	-	-	-	-	-	-	-	(81)	(81)
Balance – September 30,2024	2,083,333	2,083	1,000	1	70,928,185	70,928	70,736,456	(70,900,667)	(60)	(91,259)

Balance – January 1,2025	2,083,333	2,083	1,000	1	70,928,185	70,928	70,736,456	(71,038,015)	724	(227,823)
Issuance of new share	-	-	-	-	3,300,000	3,300	-	-	-	3,300
Net loss	-	-	-	-	-	-	-	(36,331)		(36,331)
Other comprehensive loss	-	-	-	-	-	-	-		(436)	(436)
Balance – September 30,2025	2,083,333	$2,083	1,000	$1	74,228,185	$74,228	$70,736,456	$(71,074,346)	$288	$(261,290)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2025 and 2024 (Unaudited)

	Nine months ended September 30,	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,331)	$(44,959)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use assets	649	-
Changes in operating assets and liabilities:
Account receivable	(23,347)	-
Deposits, prepayments and other receivables	2,377	5,921
Due from a related party	767	6,624
Due to related parties	93,509	30,431
Advance from customers	(10,337)	-
Accounts payable	1,540	-
Other payables	(45,007)	(2,184)
Tax payable	(2,528)	(474)
Net cash used in operating activities	$(18,708)	$(4,641)

Net decrease in cash	(18,708)	(4,641)
Effect of exchange rates on cash	11,763	531
Cash and cash equivalents, beginning of year	17,409	10,618
Cash and cash equivalents, end of period	$10,464	$6,508
Supplemental cash flow disclosures
Cash paid for income tax	$3,241	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Holistic Asset Finance Group Co., Ltd

Notes to the Condensed Consolidated Financial Statements

For the nine months ended September 30, 2025 and 2024 (Unaudited)

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

NOTE 2 – Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities Exchange Commission (“SEC”). The interim consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 3l, 2024 (the Annual

Report on Form 10-K) filed with the SEC.

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

Contract balances

Accounts receivable represent revenue recognized when the Group has satisfied the Group’s performance obligation and has the unconditional rights to payment. Unearned revenue consists of payments received or awards to customers related to unsatisfied performance obligation at the end of the period, included in advance from customers in the Group’s condensed consolidated balance sheets with the balance of Nil and $10,000 as of September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, Nil and Nil of revenue recognized was included in the Group’s advance from customers’ balance as of December 31, 2024 and 2023. For the nine months ended September 30, 2025 and 2024, $10,000 and Nil of revenue recognized was included in the Group’s advance from customers’ balance as of December 31, 2024 and 2023.

Disaggregation of revenue

For three months and nine months ended September 30, 2025 and 2024, the disaggregation of revenue by major revenue streams is as follows:

	Three months ended September 30, 2025	Three months ended September 30, 2024
Product sales	$-	$-
Service revenue	1,235,465	6,895
Total	$1,235,465	$6,895

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Product sales	$-	$546
Service revenue	1,689,128	81,416
Total	$1,689,128	$81,962

	Three months ended September 30, 2025	Three months ended September 30, 2024
Singapore	$26,190	$-
Australia	39,506	-
Taiwan	182	6,895
Hong Kong	1,169,587	-
	$1,235,465	$6,895

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Singapore	$73,040	$55,343
Australia	39,506	-
Taiwan	15,390	26,619
Hong Kong	1,561,192	-
	$1,689,128	$81,962

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred for the three months and nine months ended September 30, 2025 and 2024.

Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits, which includes deposits with original maturities of three months or less with commercial banks. The Group’s cash and cash equivalents are not subject to any restrictions.

Accounts Receivable

Accounts receivables include trade accounts due from customers. The Group maintains an allowance for credit losses which reflects its best estimate of amounts that potentially will not be collected. The Group determines the allowance for credit losses taking into consideration various factors including but not limited to historical collection experience and credit-worthiness of the debtors as well as the age of the individual receivables balance. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Group to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. The Group adopted this guidance effective January 1, 2023. The Group makes specific bad debt provisions based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections and future economic conditions (extend data and macroeconomic factors). Account balances are charged off against the allowance after all means of collection have been exhausted and the likelihood of collection is not probable. As of September 30, 2025 and December 31, 2024, the Group does not consider an allowance for doubtful accounts to be necessary.

Deposits, prepayments and other receivables

Deposits, prepayments and other receivables primarily consist of input GST tax, rental deposit and prepayments for services, which are presented net of allowance for doubtful accounts. Prepayment and other assets are classified as either current or non-current based on the terms of the respective agreements. The Group maintains a provision for doubtful accounts to state prepayments at their estimated realizable value based on a variety of factors, including the possibility of releasing the prepayments into service and historical experience. As of September 30, 2025 and December 31, 2024, no provision for doubtful accounts for deposits, prepayments and other receivables was made.

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

The Group incurred a net loss of $13,609 and $48,076 for the three months ended September 30, 2025 and 2024. Therefore, the effect of convertible preferred stock outstanding is anti-dilutive during the three months ended September 30, 2025 and 2024. As of both September 30, 2025 and September 30, 2024, the Company had 2,083,333 shares of convertible preferred stock outstanding. On September 30, 2025 and 2024 the potentially dilutive shares were excluded from diluted loss per share because of their anti-dilutive effect.

The Group incurred a net loss of $36,331 and $44,959 for the nine months ended September 30, 2025 and 2024. Therefore, the effect of convertible preferred stock outstanding is anti-dilutive during the nine months ended September 30, 2025. As of both September 30, 2025 and September 30, 2024, the Company had 2,083,333 shares of convertible preferred stock outstanding. On September 30, 2025 the potentially dilutive shares were excluded from diluted loss per share because of their anti-dilutive effect.

The following is an analysis of the differences between basic and diluted earnings per common share. For the three months ended September 30, 2025 and 2024.

Net loss	$(13,609)	$(48,076)
Weighted average shares outstanding	71,580,932	70,928,185
Diluted effect of convertible preferred stocks	-	-
Weighted average shares – diluted	71,580,932	70,928,185
Earnings loss per share:
Basic	$(0.0002)	$(0.0007)
Diluted	$(0.0002)	$(0.0007)

The following is an analysis of the differences between basic and diluted earnings per common share. For the nine months ended September 30, 2025 and 2024.

Net loss	$(36,331)	$(44,959)
Weighted average shares outstanding	71,146,567	50,928,185
Diluted effect of convertible preferred stocks	-	-
Weighted average shares – diluted	71,146,567	50,928,185
Earnings loss per share:
Basic	$(0.0005)	$(0.0009)
Diluted	$(0.0005)	$(0.0009)

Comprehensive income/(loss)

ASC Topic 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events from non-owner sources. The component of comprehensive loss totalling $436 and comprehensive loss totalling $81 for the nine months ended September 30, 2025 and 2024, respectively, related to foreign currency translation adjustment. The component of comprehensive income totalling $1,545 and comprehensive loss totalling $5 for the three months ended September 30, 2025 and 2024, respectively, related to foreign currency translation adjustment.

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

Rates that were used in creating the condensed consolidated financial statements:

	September 30, 2025	September 30, 2024
Balance sheet items, except for equity accounts	AUD$1 = 0.6593USD	AUD$1 = 0.6769USD
Items in the statements of income and cash flows	AUD$1 = 0.6392USD	AUD$1 = 0.6625USD

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

Assets that potentially subject the Group to a concentration of credit risk primarily consist of cash, accounts receivable and other current assets. The maximum exposure of such assets to credit risk is their carrying amounts as at the balance sheet dates. As of September 30, 2025 and December 31, 2024, the aggregate amount of cash of $10,464 and $17,409, respectively, was held at major financial institutions in Australia and Taiwan, where there are AUD 250,000 in Australia and TWD 3,000,000 in Taiwan deposit insurance limit for a legal entity’ balance at major financial institutions in Australia and Taiwan. To limit the exposure to credit risk relating to deposits, the Group primarily places cash deposits with large financial institutions. As a result, the amounts not covered by Australian Prudential Regulation Authority and Central Deposit Insurance Corporation were nil and nil as of September 30, 2025 and December 31, 2024. The Group conducts credit evaluations of its customers and suppliers, and generally does not require collateral or other security from them. The Group establishes an accounting policy to provide for allowance for doubtful accounts based on the individual customer’s and supplier’s financial condition, credit history, and the current economic conditions.

(b)	Significant customers

In the nine months ended September 30, 2025, four third party customers accounted for 33%, 21%, 15% and 10% of the Company’s revenues, respectively. Two related party customers accounted for 3% and 1% of the Company’s revenues. In the nine months ended September 30, 2024, two related party customers accounted for 68% and 23% of the Company’s revenues, respectively. No other customer accounted for more than 10% of the Company’s revenues for the nine months ended September 30, 2025 and 2024.

In the three months ended September 30, 2025, four third party customers accounted for 23%, 21%, 21% and 14% of the Company’s revenues, respectively. In the three months ended September 30, 2024, one third party customer accounted for 100% of the Company’s revenues. No other customer accounted for more than 10% of the Company’s revenues for the three months ended September 30, 2025 and 2024.

(c)	Significant suppliers

In the nine months ended September 30, 2025, two third party suppliers accounted for 54% and 44% of the Company’s purchases. In the nine months ended September 30, 2024, one third-party supplier accounted for 100% of the Company’s purchases. No other suppliers accounted for more than 10% of the Company’s purchases for the nine months ended September 30, 2025 and 2024.

In the three months ended September 30, 2025, two third party suppliers accounted for 71% and 27% of the Company’s purchases. In the three months ended September 30, 2024, one third-party supplier accounted for 100% of the Company’s purchases. No other suppliers accounted for more than 10% of the Company’s purchases for the three months ended September 30, 2025 and 2024.

(d)	Significant account receivable

As of September 30, 2025, six third party customers accounted for 29%, 20%, 16%, 13%, 12% and 10% of the Group’s accounts receivable. As of December 31, 2024, one third party customer accounted for 100% of the Group’s accounts receivable.

(e)	Significant accounts payable

As of September 30, 2025, one third party supplier accounted for 100% of the Group’s accounts payable. As of December 31, 2024, the Group's accounts payable balance is nil.

(f)	Foreign currency risk

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Group is currently evaluating the adoption of this guidance whether or not a material impact on the Group’s unaudited condensed consolidated financial statements.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326, Financial Instruments—Credit Losses, and introduces a practical expedient available for all entities and an accounting policy election available for all entities, other than public business entities, that elect the practical expedient. These changes apply to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from contracts with customers. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This simplifies the estimation process for short-term financial assets. ASU 2025-05 is effective for the Group’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied on a prospective basis. The Group is currently evaluating the adoption of this guidance whether or not a material impact on the Group’s unaudited condensed consolidated financial statements.

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

As reflected in the accompanying financial statements, the Group had an accumulated deficit on September 30, 2025 of $71,074,346 and on December 31, 2024 of $71,038,015.

The Group incurred net loss of $36,331 and had net cash used in operating activities of $18,708 for the nine months ended September 30, 2025.

As of September 30, 2025, the Group had net current liability of $261,441.

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

The board of directors believes the Group has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the condensed consolidated financial statements for the three months and nine months ended September 30, 2025.

NOTE 4 – Revenue

	Three months ended September 30, 2025	Three months ended September 30, 2024
Product sales	$-	$-
Service revenue	1,235,465	6,895
	$1,235,465	$6,895

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Product sales	$-	$546
Service revenue	1,689,128	81,416
	$1,689,128	$81,962

NOTE 5 – General and administration expenses

	Three months ended September 30, 2025	Three months ended September 30, 2024
Wage, salary and insurance	$4,760	$20,770
Lease	9,439	12,607
Legal & professional fee	27,212	26,711
General expense	27,068	685
	$68,479	$60,773

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Wage, salary and insurance	$26,123	$44,206
Lease	37,718	21,613
Legal & professional fee	47,999	33,478
General expense	43,161	21,381
	$155,001	$120,678

NOTE 6 – Deposits, prepayments and other receivables

	September 30, 2025	December 31, 2024
Prepayments	$1,500	$3,405
Rental deposit	270	1,362
GST tax	888	181
	$2,658	$4,948

NOTE 7 – Other payables

	September 30, 2025	December 31, 2024
Wage, salary and insurance	$9,258	$7,575
Service fee	4,454	44,059
Travel expenses accrued	-	5,837
Others	-	497
	$13,712	$57,968

NOTE 8 – Related parties transactions and balance

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.

The related parties that had transactions or balances with the Group in 2025 and 2024 consisted of:

Related Parties	Relationship with company
Huang Huei-Ching	The Company’s President and Director and ultimate beneficial owner
Cui Yan	The Company’s Chief Financial Officer. He resigned as Chief Financial Officer and became a director since August 2024.
Yang Hsiao-Wen	The Company’s Chief Executive Officer
Huang Po-Yao	The Company’s Director before August 2024 and sibling of Huang Huei Ching.
Huang Tz-Ray	The Company’s Director and ceased to be a related party as resigned as a director in August 2024.
Worldwide Savants Capital Pty Ltd	Huang Huei-Ching is the Director of Worldwide Savants Capital
Bears Consulting & Management Co., Ltd	Huang Po-Yao is the Director of Bears Consulting & Management Co., Ltd

1)	Related party balance

	September 30, 2025	December 31, 2024
Due from a related party*
Huang Huei-Ching	$-	$742
Due to related parties**
Huang Huei-Ching	$269,657	$182,309
Bears Consulting & Management Co., Ltd	4,393	5,002
Worldwide Savants Capital	15,730	-
	$289,780	$187,311

**	The above balances are due on demand, interest-free and unsecured.

2)	Related party transactions

Name of related parties	Three months for September 30, 2025	Three months for September 30, 2024
Revenue
Worldwide Savants Capital Pty Ltd	$1,611	$-
Bears Consulting & Management Co., Ltd	-	-
	$1,611	$-
Lease expenses
Huang Huei-Ching	$9,981	$20,400

Name of related parties	Nine months for September 30, 2025	Nine months for September 30, 2024
Revenue
Worldwide Savants Capital Pty Ltd	$48,461	$55,343
Bears Consulting & Management Co., Ltd	15,208	19,178
	$63,669	$74,521
Lease expenses
Huang Huei-Ching	$29,147	$20,400

NOTE 9 – Taxes

(a)	Corporate Income Taxes (“CIT”)

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

i)	The components of the income tax provision are as follows:

	Three months ended September 30, 2025	Three months ended September 30, 2024
Current income tax expenses/(credits)	$3,241	$(5,545)
Total provision/(reversal) for income taxes	$3,241	$(5,545)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Current income tax expenses	$3,241	$-
Total provision for income taxes	$3,241	$-

ii)	The following table reconciles Australia statutory rates to the Group’s income tax expenses:

	Three months ended September 30, 2025	Three months ended September 30, 2024
Loss before tax	$(10,368)	$(53,622)
Australia statutory income tax rate	25%	25%
Provision for income taxes	(2,592)	(13,406)
Non-taxable income taxes	18,445	(370)
Non-deductible expenses	(303)	7,045
Change in valuation allowance	(30,548)	3,270
Others	18,239	(2,084)
Income tax expenses	$3,241	$(5,545)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Loss before tax	$(33,090)	$(44,960)
Australia statutory income tax rate	25%	25%
Provision for income taxes	(8,273)	(11,241)
Non-taxable income taxes	12,043	(489)
Non-deductible expenses	4,012	10,544
Change in valuation allowance	(9,156)	1,438
Others	4,615	(252)
Income tax expenses	$3,241	$-

iii)	The following summarizes deferred assets, net and liabilities resulting from differences between financial accounting basis and tax basis of assets and liabilities:

The deferred tax assets, net are nil and nil as of September 30, 2025 and December 31, 2024.

The deferred tax liabilities are nil and nil as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, the amount of tax loss carry-forwards of the Group was as following:

Location	September 30, 2025
Neveda	$-
Australia	-
Taiwan	46,374
$46,374

(b)	Tax payable

Taxes payable consist of the following:

	September 30, 2025	December 31, 2024
Income tax payable	$14	$13
Value- added tax payable	15	2,461
	$29	$2,474

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

During the period ended September 30, 2025 and December 31, 2024, the Company did not issue any Series A Preferred Stock.

As of September 30, 2025 and December 31, 2024, the Company had 2,083,333 shares of Series A Preferred Stock issued and outstanding, respectively.

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

During the period ended of September 30, 2025 and December 31, 2024, the Company did not issue any Series L Preferred Stock.

As of September 30, 2025 and December 31, 2024, the Company had 1,000 shares of Series L Preferred Stock issued and outstanding, respectively.

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

On September 12, 2025, the Company issued 3,300,000 shares of Common Stock (the “Issuance Shares”) to three new shareholders at a purchase price of $0.001 per Issuance Share. All new investors paid for the shares in cash.

As of September 30, 2025 and December 31, 2024, the Company had 74,228,185 and 70,928,185 shares of Common Stock issued and outstanding, respectively.

NOTE 11 – Commitments and contingencies

From time to time, the Group is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Group does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of September 30, 2025 and December 31, 2024, the Group has no outstanding litigation.

NOTE 12 – Segment Information

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

The table below provides information about the Group’s segment:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Segment revenue	$1,235,465	$6,895	$1,689,128	$81,962
Less:
Cost of service	(1,171,793)	-	(1,528,982)	-
Cost of products	-	-	-	(618)
Wages, salaries & insurance	(10,873)	(20,957)	(47,593)	(50,241)
Lease expenses	(9,439)	(12,607)	(37,718)	(21,613)
Legal & professional fees	(27,212)	(26,711)	(47,999)	(33,478)
General expenses	(27,068)	(685)	(43,161)	(21,381)
Segment income from operations	$(10,920)	$(54,065)	$(16,325)	$(45,369)
Reconciliation:
Interest income	-	1	12	16
Foreign exchange (loss)/gain	535	208	(16,722)	462
Other expenses	17	235	(55)	(68)
Income tax (expenses)/credits	(3,241)	5,545	(3,241)	-
Net loss	$(13,609)	$(48,076)	$(36,331)	$(44,959)

NOTE 13 – Subsequent events

The Group has evaluated subsequent events from September 30, 2025 to the date the condensed consolidated financial statements were issued and has determined that there are no items to disclose other than those disclosed elsewhere in this report.

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

Overview

Our Company, through our subsidiary Wombat Australia Holdings Pty Ltd, operates two business lines:

Digital Marketing and Video Production. We offer professional social media digital marketing and video production services, focusing on the Singapore, Australia, Hong Kong and Taiwan markets and gradually expanding into other Asian markets. We deliver tailored marketing solutions to help brands accelerate their market presence in these regions and boost brand exposure through social video production.

In addition to content creation and production, the Company offers comprehensive information promotion and digital campaign optimization services. This includes the development of targeted advertising content, media planning and placement, and the management of performance-driven marketing campaigns—primarily across platforms such as Facebook (Meta).

For the three months ended September 30, 2025 and 2024, our Digital Marketing and Video Production business generated revenues of $1,235,465 and $6,895, respectively, accounting for 100% and 100% of our total revenues. For the nine months ended September 30, 2025 and 2024, our Digital Marketing and Video Production business generated revenues of $1,689,128 and $81,416, respectively, accounting for 100% and 99.3% of our total revenues.

Wellness Products Sale. We sell Australian-branded nutrition, health, and wellness products in Taiwan. We provide consumers with a convenient shopping experience mainly through offline group-buying activities. For the three months ended September 30, 2025 and 2024, our Wellness Products Sale business generated revenues of $nil and $nil, respectively, accounting for nil and nil of our total revenues. For the nine months ended September 30, 2025 and 2024, our Wellness Products Sale business generated revenues of $nil and $546, respectively, accounting for nil and 0.7% of our total revenues.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations during the three months ended September 30, 2025 and 2024, together with the corresponding period-over-period changes.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	% Change
Revenue	$1,235,465	$6,895	17818.3%
Cost of Revenue	(1,177,906)	(187)	629796.3%
Gross Profit	57,559	6,708	758.1%
General and Administrative Expenses	(68,479)	(60,773)	12.7%
Operating Loss	(10,920)	(54,065)	(79.8)%
Total Other Expenses, net	552	444	24.3%
(Loss)/Profit Before Income Taxes	(10,368)	(53,621)	(80.7)%
Income Tax Expenses	(3,241)	5,545	N/A
Net Loss	(13,609)	(48,076)	(71.7)%
Foreign currency translation adjustment	1,545	(5)	N/A
Total Comprehensive loss	$(12,064)	$(48,081)	(74.9)%

Revenue

Revenue increased significantly by $1,228,570, or approximately 17818.3%, to $1,235,465 for the three months ended September 30, 2025, from $6,895 for the same period in 2024. The substantial increase was primarily attributable to the strong performance of the Company’s advertising and digital marketing service lines. The continued expansion of the newly launched integrated advertising solutions and the addition of several new clients contributed to higher campaign volumes and greater overall sales. This growth reflects the Company’s successful efforts to scale operations and capture rising demand across its target markets.

Cost of Revenue

Cost of revenue increased by $1,177,719 to $1,177,906 for the three months ended September 30, 2025, from $187 in the same period of 2024. This increase reflects higher direct cost associated with the growth in revenue. The primary components of the Company’s cost of revenue include media placement fees, subcontracted production costs, and labor costs. The increase in direct costs was mainly attributable to a higher volume of advertising and production projects during the period, as well as greater reliance on third-party service providers to support these projects. Overall, the increase reflects the Company’s business expansion and heightened project activity.

Gross Profit

Gross profit increased to $57,559 for the three months ended September 30, 2025, compared to $6,708 for the same period in 2024. Despite the substantial growth in revenue, gross profit margin declined due to a shift in revenue mix and higher direct costs associated with the expansion of the Company’s advertising services. The advertising services business generally has a lower gross margin compared to the Company’s original trading business, primarily because it entails higher third-party media placement and production costs. These costs account for a greater portion of total revenue in advertising services, resulting in a lower overall gross margin.

General and Administrative Expenses

General and administrative expenses increased by $7,706, or 12.7%, to $68,479 for the three months ended September 30, 2025, from $60,773 for the same period in 2024. The increase was mainly attributable to higher general operating expenses incurred to support the Company’s expanded business activities and ongoing operational growth.

Net Loss

As a result of the factors described above, the Company recorded a net loss of $13,609 for the three months ended September 30, 2025, compared to a net loss of $48,076 for the same period in 2024. The reduction in net loss reflects improved operating efficiency and the scaling of core revenue streams, partially offset by increased direct costs and administrative expenses incurred to support the Company’s rapid business growth.

Comparison of Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	% Change
Revenue	$1,689,128	$81,962	1960.9%
Cost of Revenue	(1,550,452)	(6,653)	23204.6%
Gross Profit	138,676	75,309	84.1%
General and Administrative Expenses	(155,001)	(120,678)	28.4%
Operating Loss	(16,325)	(45,369)	(64.0)%
Total Other Expenses, net	(16,765)	410	N/A
Loss Before Income Taxes	(33,090)	(44,959)	(26.4)%
Income Tax Expenses	(3,241)	-	N/A
Net (Loss)/Profit	(36,331)	(44,959)	(19.2)%
Foreign currency translation adjustment	(436)	(81)	438.3%
Total Comprehensive Loss	$(36,767)	$(45,040)	(18.4)%

Revenue

Revenue increased significantly by $1,607,166, or approximately 1960.9%, to $1,689,128 for the nine months ended September 30, 2025, from $81,962 for the same period in 2024. The sharp increase was primarily driven by the continued strong growth of the Company’s newly launched advertising service offering. The expansion of integrated digital advertising solutions and the addition of new clients led to higher campaign volumes and greater service revenue, demonstrating sustained market demand and effective execution of the Company’s growth strategy.

Cost of Revenue

Cost of revenue increased by $1,543,799 to $1,550,452 for the nine months ended September 30, 2025, from $6,653 in 2024. This increase reflects higher direct cost associated with the growth in revenue. The main components of the Company’s cost of revenue include media placement fees, subcontracted production costs, and labor costs. The increase in direct costs was primarily driven by a higher volume of advertising and production projects during the period, along with greater utilization of third-party service providers to support these projects. Overall, the increase reflects the Company’s business expansion and increased project activity.

Gross Profit

Gross profit increased to $138,676 for the nine months ended September 30, 2025, compared to $75,309 for the same period in 2024. Although revenue increased significantly, gross profit margin declined as a result of a shift in revenue mix toward lower-margin advertising services and increased direct costs related to the expansion of service offerings. The Company continues to invest in building out its delivery capacity to support long-term growth, which impacts short-term margins.

General and Administrative Expenses

General and administrative expenses increased by $34,323, or 28.4%, to $155,001 for the nine months ended September 30, 2025, from $120,678 for the same period in 2024. The increase was primarily driven by lease expenses, general operating cost, and professional service fees, reflecting the operational scale-up and broader business activities during the period.

Net Loss

As a result of the above factors, the Company recorded a net loss of $36,331 for the nine months ended September 30, 2025, compared to a net loss of $44,959 for the same period in 2024. The narrowing of the net loss reflects the Company’s improved operating performance and increased revenue scale, partially offset by higher direct costs and administrative expenses associated with supporting its rapid growth.

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash and cash equivalents of $10,464, compared to $17,409 as of December 31, 2024. The decrease in cash was primarily due to operating expenses incurred during the period, partially offset by funds received from related parties.

Our current assets totaled $43,668 as of September 30, 2025, representing an increase from $29,161 at December 31, 2024. This increase was mainly driven by the recognition of accounts receivable of $30,546, partially offset by a decrease in cash and changes in other receivables and deposits.

Current liabilities amounted to $305,109 as of September 30, 2025, compared to $257,753 as of December 31, 2024. The increase was primarily due to an increase in accounts payable and amounts due to related parties, partially offset by reductions in other payables and tax payable.

As a result, we had a net current liability position of $261,441 as of September 30, 2025, compared to $228,592 as of December 31, 2024.

In addition, the Company had an accumulated deficit of $71,074,346 as of September 30, 2025, compared to $71,038,015 as of December 31, 2024. The Company incurred a net loss of $36,331 and had net cash used in operating activities of $18,708 for the nine months ended September 30, 2025.

These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

●	Additional equity financing from major shareholders or financial support from the Company’s related parties.

●	Based on the business plans of the Company, the management is actively developing new business that has generated substantial revenue and cash inflows to the Company.

The board of directors believes the Company has adequate financial resources to continue in operational existence for the foreseeable future. Accordingly, the going concern basis of accounting continues to be used in the preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2025.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash used in operating activities	$(18,708)	$(4,641)
Net decrease in cash	(18,708)	(4,641)
Effect of exchange rates on cash	11,763	531
Cash at beginning of year	17,409	10,618
Cash at end of period	$10,464	$6,508

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Group is currently evaluating the adoption of this guidance whether or not a material impact on the Group’s unaudited condensed consolidated financial statements.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326, Financial Instruments—Credit Losses, and introduces a practical expedient available for all entities and an accounting policy election available for all entities, other than public business entities, that elect the practical expedient. These changes apply to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from contracts with customers. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This simplifies the estimation process for short-term financial assets. ASU 2025-05 is effective for the Group’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied on a prospective basis. The Group is currently evaluating the adoption of this guidance whether or not a material impact on the Group’s unaudited condensed consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Due to the recent effectiveness of our Form 10 filed on February 27, 2025, we have not yet been required to file an annual report and, accordingly, are not required to provide a report on management’s assessment of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On September 12, 2025, the Company issued 3,300,000 shares of common stock to three investors for cash at a purchase price of $0.001 per share, in reliance on Regulation S.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408 of Regulation S-K, during the fiscal quarter ended September 30, 2025.

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

Date: November 10, 2025	Holistic Asset Finance Group Co., Ltd.

/s/ Yang Hsiao-Wen
	Name:	Yang Hsiao-Wen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chunguang
	Name:	Li Chunguang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)