Form 10-K
period 2025-12-31
Holistic Asset Finance Group Co., Ltd.
filed 2026-03-27
CIK 1367993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 000-56038

Holistic Asset Finance Group Co., Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0602435
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Suite 57, 15 Terminus St,

Castle Hill, NSW, Australia

(Address of Principal Executive Offices)

(02) 9159 1827

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $0.6474 per share) was approximately $13.3 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 74,228,185 shares of the registrant’s common stock outstanding as of March 25, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Holistic Asset Finance Group Co., Ltd

i

INTRODUCTORY NOTE

Special Note Regarding Forward Looking Statements

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Use of Certain Defined Terms

In addition, unless the context otherwise requires and for the purposes of this report only, references to:

●	“we,” “us,” “our,” “the Company” or “our company,” are to the combined business of Holistic Asset Finance Group Co., Ltd., a Nevada corporation, and its subsidiary;

●	“Holistic Asset Finance Group” are to Holistic Asset Finance Group Co., Ltd., a Nevada corporation;

●	“Wombat Australia” are to Wombat Australia Holdings Pty Ltd, an Australian company and wholly-owned subsidiary of Holistic Asset Finance Group Co., Ltd.;

●	“Australia” refers to the Commonwealth of Australia;

●	“Taiwan” refers to the Republic of China (Taiwan);

●	“AUD” and “A$” refer to Australian dollars, the legal currency of Australia;

●	“NT$” refers to New Taiwan dollars, the legal currency of Taiwan;

●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

●	“Securities Act” are to the Securities Act of 1933, as amended.

ii

Summary of Risk Factors

General Business Risks

●	We have a limited operational history.

●	If we do not generate sufficient cash flow from operations, we may not be able to fund our development efforts or fulfill our future obligations.

●	Due to the Company’s accumulated deficit, net losses from operations for the years ended December 31, 2024 and 2025, and a working capital deficit as of December 31, 2025, there is substantial doubt about the Company’s ability to continue as a going concern.

●	We depend on a limited number of customers for a large portion of our revenues.

●	We face and will continue to face intense competition.

●	Our Company operates in two distinct industries, requiring specialized expertise from management, which may pose operational and strategic challenges.

●	We have engaged in transactions with related parties, and such transactions present possible conflicts of interest that could have an adverse effect on our business and results of operations. Additionally, we rely on financial support from related parties to fund our operations.

●	We depend on a limited number of suppliers.

●	Our results of operations may be adversely affected by changes in foreign currency exchange rates and other risks inherent to international operations.

Risks Related to Our Digital Marketing and Video Production Business

●	Our customers rely, and are expected to continue to rely, on third-party media platforms such as YouTube and TikTok to place short videos made by us, and any failure, disruptions of or interferences with the use of such streaming services could disrupt the availability and production of our short videos and adversely affect our business, financial condition, results of operations and prospects.

●	The industry is rapidly evolving, and changes in trends and consumer preferences could negatively impact our business.

●	Difficulties in monetization and pricing strategies may affect our profitability.

●	Fluctuations in advertising budgets could lead to revenue declines.

Risks Related to Our Products Sale and Export Trading Business

●	If our products become contaminated, misbranded, or mislabeled, we might need to recall those items and may experience product liability claims if consumers are injured.

Risks Related to Ownership of Our Securities

●	The Company’s shares of common stock are traded on the OTCID Basic Market.

●	The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

●	FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

●	Stockholders should have no expectation of any dividends.

●

Huang Huei-Ching owns 37,500,000 shares of common stock and all shares of the Series L preferred stock of the Company, representing approximately 96.39% of the voting power of the Company, and thus is in a position to control most actions requiring stockholder vote.

●	Certain provisions in our articles of incorporation and by-laws, and of Nevada law, may prevent or delay an acquisition of our Company, which could decrease the trading price of our common stock.

iii

PART I

ITEM 1. BUSINESS.

Overview

Our Company, through our subsidiary Wombat Australia Holdings Pty Ltd, operates two business lines:

●	Digital Marketing and Video Production. We provide marketing and video production services, including digital marketing and offline advertising, focusing on Singapore, Taiwan, Australia and Hong Kong markets, with continued expansion into other Asian regions. We deliver tailored marketing solutions to help brands accelerate their market presence in these regions and boost brand exposure through integrated online and offline marketing campaigns. For the years ended December 31, 2024 and 2025, our Digital Marketing and Video Production business generated revenues of $96,618 and $1,784,075, respectively, accounting for 94% and 100% of our total revenues.

●	Products Sale and Export Trading. The Company is also engaged in export trading activities of various products. In 2024, the Company sold Australian-branded nutrition, health and wellness products in Taiwan, primarily through offline group-buying activities. In addition, the Company commenced export trading activities involving other non-wellness products during 2025. As these transactions were still in progress and had not yet met the revenue recognition criteria, no revenue was recognized from export trading activities in 2025. Revenue from these activities is expected to be recognized in future periods upon completion of transactions and transfer of control of goods to customers. For the years ended December 31, 2024 and 2025, our Products Sale and Export Trading business generated revenues of $6,559 and $0, respectively, accounting for 6% and 0% of our total revenues.

Our Corporate History and Structure

The Company was incorporated in Nevada on March 16, 1998 as Noble Quests Inc. The Company changed its name to Legend Media, Inc. on February 11, 2008. On November 25, 2019, the Company changed its name to Holistic Asset Finance Group Co., Ltd. The Company changed its name to Omega International Group, Inc. with the State of Nevada on January 3, 2022. The Company changed its name back to Holistic Asset Finance Group Co., Ltd. with the State of Nevada on October 23, 2024.

The Company is currently traded on the over-the-counter (“OTC”) markets under the name “Holistic Asset Finance Group Co., Ltd.,” with the trading symbol “HAFG.”

On February 7, 2019, Joseph Arcaro filed an Application for Appointment of Custodian pursuant to NRS 78.347(1)(b) (the “Application”) with the District Court in Clark County, Nevada (the “Court”). On March 21, 2019, the Court appointed Joseph Arcaro as custodian of the Company and authorized Joseph Arcaro to take any and all actions on behalf of the Company that were reasonable and prudent, including appointing directors and officers, reinstating the Company with the state of Nevada, amending the Company’s articles of incorporation and holding a shareholders meeting. Joseph Arcaro never held a shareholder meeting.

On March 18, 2019, under the custodianship of Joseph Arcaro, the Company filed a Certificate of Amendment by Custodian and obtained a business license valid until September 30, 2019.

On March 25, 2019, the Custodian filed another Certificate of Amendment by Custodian. On March 28, 2019, Joseph Arcaro, as custodian, appointed himself to serve as the sole officer and director of the Company.

The Company filed a Certificate of Designation on May 24, 2019, designating 1,000 shares of Series L Preferred Stock (“Series L Preferred”), which are entitled to vote with the common stock at a ratio of 1,000,000 votes per share of Series L Preferred, and which have no redemption rights, have a liquidation preference junior to the Company’s Series A Preferred Stock but senior to the common stock, and are not convertible into common stock. On May 30, 2019, the Company issued 1,000 shares of Series L Preferred to Algonquin Partners, Inc. whose control person is Joseph Arcaro (“Algonquin”).

On June 5, 2019, Joseph Arcaro appointed himself to serve as the sole officer and director of the Company. On June 10, 2019, the Company issued 2,500,000 shares of common stock to Algonquin in exchange for forgiveness of debt owed by the Company to Joseph Arcaro.

On October 2, 2019, the Company’s board of directors authorized a reverse one-for-one hundred (1-for-100) split of the common stock (the “Reverse Split”). The Reverse Split had no effect on the number of authorized shares of common stock or the authorized or issued and outstanding preferred stock. On October 25, 2019, the Company filed a notification of the Reverse Split with FINRA. After completion of review by FINRA, on December 11, 2019, the outstanding shares of common stock decreased to 3,628,185 shares.

On May 8, 2020, the Company’s board of directors approved, by unanimous consent in lieu of meeting, to change the Company’s fiscal year end from June 30 to December 31.

On June 1, 2020, the Company entered into a share exchange agreement with Plural Capital Company Limited (“Plural”) and the Company’s CEO then, Mr. Liu Zhongkuo, pursuant to which the Company issued 10,000,000 shares of common stock in exchange for Mr. Liu’s 75% equity ownership in Plural. Following this transaction, the Company became the 75% equity holder in Plural. This transaction was structured as a tax-free reorganization.

On October 19, 2020, the Company entered into a second share exchange agreement with Plural and Mr. Liu pursuant to which the Company issued 300,000 shares of common stock in exchange for Mr. Liu’s remaining 25% equity ownership in Plural. Following this transaction, Plural became a wholly owned subsidiary of the Company.

Plural was a financial services firm based in Hong Kong which specialized in providing financial advisory services on matters ranging from financial investment to mergers and acquisitions.

On November 15, 2021, Mr. Zhongkuo Liu unexpectedly passed away in a car accident.

On December 10, 2021, the Company’s board of directors approved, by unanimous consent in lieu of meeting, to change its name to Omega International Group, Inc. and its trading symbol. On January 03, 2022, the Company filed a Certificate of Amendment with Nevada Secretary of State to amend the name of the Company to Omega International Group, Inc.

On July 12, 2022, the Company entered into a share exchange agreement with Wombat Australia Holdings Pty Ltd (“Wombat”), pursuant to which the Company issued 2,000,000 shares of common stock in exchange for 100 % equity ownership in Wombat (the “Acquisition”). Following the Acquisition, the Company became the 100% equity holder in Wombat. The Acquisition was structured as a tax-free reorganization.

Wombat is an Australian company based in Sydney, Australia.

On July 27, 2022, the Company’s board of directors and the majority shareholder approved and authorized the divestiture of its subsidiary Plural, due to the fact that Plural had no business activities since December 31, 2021. Plural was subsequently dissolved on October 20, 2023.

On January 13, 2022, the Company filed an application with FINRA for the change of company name to Omega International Group, Inc. and its trading symbol accordingly. On October 15, 2024, the Company decided to withdraw its name and trading symbol change application with FINRA, and the Company’s board of directors approved, by unanimous consent in lieu of meeting, to change its name back to Holistic Asset Finance Group Co., Ltd. and maintain its current trading symbol “HAFG.” On October 23, 2024, the Company filed a Certificate of Amendment with Nevada Secretary of State to amend the name of the Company to Holistic Asset Finance Group Co., Ltd.

As of the date of this report, we have one subsidiary, Wombat.

Our Products and Services

Video production and digital marketing

Short video production and digital marketing have become a core component of our operations in the past two years. For the years ended December 31, 2024 and 2025, our video production and digital marketing services generated revenues of $96,618 and $1,784,075, respectively, accounting for 94% and 100% of our total revenues.

Our video production and digital marketing services have experienced significant growth and have assisted clients in enhancing brand visibility and audience engagement across digital platforms.

We currently provide short video production and digital marketing services primarily in Singapore, Taiwan, Australia and Hong Kong, and continue to expand into other Asian markets. We offer comprehensive short video solutions, including content planning, production and post-editing, aimed at helping brands increase visibility and reach target audiences on digital platforms such as TikTok, Instagram Reels and YouTube Shorts. As short-form video content continues to be a key medium for digital communication, we focus on delivering marketing solutions that align with evolving market trends and client needs.

We emphasize understanding market trends and consumer behavior and develop customized short video marketing strategies based on specific client requirements. By combining creative content production with data-driven insights, including user demographics, geographic location, viewing patterns and engagement metrics, we leverage major short video platforms to enhance brand exposure and campaign effectiveness. We continue to expand our capabilities in short video production and digital marketing and aim to further strengthen our presence across Asian markets.

Sale of products and export trading

Under this business vertical, our Company, through the Taiwan branch of Wombat, previously engaged in the sourcing and sale of premium health, nutrition and wellness products from Australia, tailored to meet the specific needs of customers in the Taiwan market. Our historical product portfolio included organic superfoods, propolis honey sprays, acai and bilberry supplements, vitamin and mineral soft gels, probiotics and chewable fish oil.

For the years ended December 31, 2024 and 2025, this business line generated revenues of $6,559 and $0, respectively, accounting for 6% and 0% of our total revenues. The decrease in revenue was primarily due to the Company’s reduced focus on wellness product sales as it shifted its business strategy toward higher-growth service-based operations.

In addition, the Company commenced export trading activities involving non-wellness products during 2025. No revenue was recognized from these activities in 2025, as the related transactions had not yet met the revenue recognition criteria. In 2026, the Company has begun to generate revenue from these activities, and expects this business line to contribute to revenue in future periods. As of the date of this report, the Company has not entered into long-term supply agreements with these suppliers and procures products on a purchase order basis.

Going forward, our efforts in this business vertical are focused on selectively evaluating opportunities in product trading and export activities, while maintaining supply chain flexibility and aligning our product strategy with overall business priorities.

Customers

In the year ended December 31, 2025, three third party customers accounted for 36%, 20% and 14% of the Company’s revenues, respectively

In the year ended December 31, 2024, two related party customers accounted for 53% and 20% of the Company’s revenues, respectively.

For Digital Marketing and Video Production services, our customers are companies in Singapore, Hong Kong, Australia and Taiwan.

For our Products Sale and Export Trading business, our customers historically consisted of individuals and companies in Taiwan, including customers purchasing through e-commerce platforms such as Shopee, as well as through group-buying activities organized by third-party small businesses or individuals. As the Company reduced its focus on wellness product sales in 2025, this customer segment did not generate revenue during the year.

Suppliers

In the year ended December 31, 2025, two third party suppliers accounted for 56% and 41% of the Company’s purchases.

In the year ended December 31, 2024, one third party supplier accounted for 82% of the Company’s purchases.

For Digital Marketing and Video Production services, we produce short videos and other services in house, while engaging third-party vendors for certain campaign execution activities, including advertising placement and related services.

For Products Sale and Export Trading, as the Company reduced its focus on wellness product sales in 2025, procurement activities under this business line were nil.

Sales and Marketing

Our sales process is focused on understanding customer needs, maintaining flexibility in service delivery and adapting to changing market conditions.

Digital Marketing and Video Production: Our sales strategy is driven by client demand and project-based engagement. We work closely with clients to understand their marketing objectives and target audiences, and design customized solutions accordingly. By leveraging data insights from digital platforms, including user demographics, geographic distribution and engagement metrics, we tailor content and campaign execution to improve effectiveness.

In addition to content production, we support clients in executing integrated marketing campaigns, including both online and offline activities. Our approach emphasizes aligning marketing strategies with brand positioning and delivering measurable results through campaign performance and audience engagement.

Products Sale and Export Trading: During the year ended December 31, 2025, the Company reduced its focus on wellness product sales, and this business line did not generate revenue. Historically, sales were conducted through both online channels, including e-commerce platforms such as Shopee, and offline group-buying activities in Taiwan.

In addition, the Company has commenced export trading activities involving non-wellness products. As this business line is in its early development stage, sales efforts are currently focused on establishing customer relationships and identifying suitable market opportunities. The Company expects to gradually expand its trading activities and sales channels as the business develops.

Competition and Our Market Opportunities

The markets where we operate, namely the digital marketing and short video production sector and the health and wellness industry, are intensely competitive.

In the digital marketing and short video space, competition is characterized by rapid technological advancements, creative content strategies, and the ability to quickly adapt to ever-changing platform trends. In this market, the Company competes with digital marketing agencies and production houses that offer similar services. However, most competitors treat short video production as a secondary service, whereas the Company specializes in this area, giving us a competitive edge in terms of expertise and focus. We are dedicated to developing a simple and efficient process aimed at better reaching and serving more customers. We believe the short video market presents significant growth opportunities.

In the health and wellness space, competition is driven by consumer awareness of health trends, strict regulatory standards, and the constant need for product innovation. Larger multinational companies dominate the global market, but smaller niche players also pose a strong presence due to their ability to target specific consumer segments. In this sector, the Company faces direct competition from other distributors who also import similar products, particularly from Australia. In Taiwan, several competitors provide similar offerings, with differentiation mainly occurring in branding and pricing strategies. During the year ended December 31, 2025, the Company reduced its focus on wellness product sales and did not generate revenue from this business line. As a result, this business line is not currently a primary driver of the Company’s operations. However, the Company continues to maintain relationships with suppliers and may selectively pursue opportunities in product distribution or export trading in the future. We believe Australian health-related products continue to have demand in Asian markets, although building brand recognition may require time and marketing investment.

Competitive Strengths

We believe we have the following competitive strengths:

●	Customer-Centric Flexibility

The Company focuses on understanding and adapting to the unique needs of each customer. This flexible approach allows our business to offer tailored solutions, ensuring client satisfaction and product relevance in rapidly changing markets. By customizing product offerings and marketing strategies based on specific customer needs, the Company’s adaptable and flexible approach fosters customer loyalty and repeat business.

●	Deep Understanding of Taiwan and other Asian Markets

We have a profound knowledge of consumer behaviors, regulatory environments, and market trends in Taiwan and broader Asia. This regional insight is crucial for crafting effective sales and marketing strategies, and enables the Company to introduce products and services that align with the preferences and demands of the market, giving us a competitive advantage over foreign competitors who may lack this in-depth understanding.

●	Integrated Marketing Strategies

The Company employs a holistic marketing approach that combines content marketing, digital advertising, and brand-building initiatives, with an emphasis on brand identity over reliance on influencer marketing. We believe, by focusing on the long-term development of brand image and resonance with consumers, our marketing strategies and services will help create more sustainable marketing outcomes for both our video production clients and the Australian health brands we sell.

Growth Strategies

We plan to pursue growth through the following strategies:

●	Internal Resource Optimization

The Company prioritizes optimizing its existing resources and capabilities to enhance operational efficiency and competitiveness. The Company aims to increase internal efficiency and deepen its presence in existing markets by continuously optimizing its internal process.

●	Market Positioning

The Company focuses on driving growth through improved market positioning and optimized marketing strategies. The Company plans to continuously monitor market trends and consumer needs, adjusting its marketing approach to ensure that its products and services align with consumer expectations, thereby boosting brand influence.

Seasonality

Our operations have not been significantly impacted by seasonal changes. However, there are specific times when we see a notable increase in demand, particularly during traditional holidays and promotional events. For example, during broadly celebrated holidays such as the Lunar New Year and Dragon Boat Festival, consumer spending tends to rise, driving higher sales for our business. These periods align with cultural norms where gifting and celebratory purchases are common. Additionally, promotional periods like end-of-year sales, Mid-Autumn Festival promotions, and other retail-driven events generate higher traffic and transaction volumes. Our marketing efforts are often focused around these times to maximize visibility and capitalize on increased consumer activity.

Intellectual Property

We do not have any intellectual property.

Employees and Human Capital

As of December 31, 2025, we had 5 full-time employees. The following table sets forth the number of our full-time employees as of December 31, 2025.

Function	Number of Employees
Director	2
Senior Management	1
Finance	1
Operations	1
Total	5

As of December 31, 2025, we had 1 employee in Australia, 1 employee in China and 3 employees in Taiwan.

We believe we adhere to local labor laws in Taiwan, China and Australia, and we have a good relationship with our employees.

Regulations

Advertising in Singapore is regulated by various authorities to ensure fair practices and protect consumers. The primary regulators include the Advertising Standards Authority of Singapore (ASAS), which is a self-regulatory body, and government agencies such as the Infocomm Media Development Authority (IMDA) and the Health Sciences Authority (HSA). Key regulations for advertising services in Singapore include: (1) Truth in Advertising: Advertisements must be truthful, accurate, and not misleading. False or exaggerated claims, especially related to health products, financial services, or environmental impact, can result in penalties. Advertising that misleads consumers through false or deceptive means is prohibited by the Singapore Code of Advertising Practice (SCAP), which is enforced by ASAS. (2) Intellectual Property: Advertisers must ensure that their advertisements do not infringe on intellectual property rights, such as copyrights, trademarks, or patents. All advertisements should respect the intellectual property rights of third parties, and the use of protected content requires permission from the rights holders. (3) Cultural Sensitivity: Advertisements must comply with Singapore’s standards of decency and cultural sensitivities. Content that is deemed offensive to public morals, including violence, indecent content, racial/ethnic discrimination, or any material that contravenes Singapore’s strict laws on public order, is prohibited. (4) Digital Advertising: Online advertising is subject to the same regulations as traditional media. Digital advertising platforms must comply with the Personal Data Protection Act (PDPA), which regulates the collection, use, and disclosure of personal data. Advertisers must ensure they do not breach privacy laws and must seek consent from consumers when using personal data.

Advertising in Taiwan is regulated primarily by the Fair Trade Commission (FTC) and the National Communications Commission (NCC). Key regulations for advertising services include: (i) Truth in Advertising. Advertisements must be truthful and not misleading. False or exaggerated claims, especially in relation to health products, financial services, or environmental impact, can lead to penalties. (ii) Intellectual Property. Advertisers must ensure that they do not infringe on copyrights, trademarks, or other intellectual property rights in their advertisements. (iii) Cultural Sensitivity: Advertisements must comply with Taiwan’s standards of decency and avoid content that might be offensive to public morals, including violence, indecent content, or racial/ethnic discrimination. (iv) Digital Advertising. Online advertisements are subject to the same regulations as traditional media, and must also comply with data privacy laws, including the Personal Data Protection Act.

The sale of imported dietary supplements in Taiwan is regulated by several government agencies, primarily the Taiwan Food and Drug Administration (TFDA) under the Ministry of Health and Welfare (MOHW). Key regulatory requirements include: (i) Registration and Licensing. Imported supplements must be registered with the TFDA. This includes providing detailed information about the product’s ingredients, manufacturing process, and safety data. (ii) Labeling. All supplement products must comply with Taiwan’s strict labeling requirements. Labels must be written in Traditional Chinese and include the product name, ingredients, nutritional information, manufacturer details, and country of origin. (iii) Safety Standards. The ingredients in supplements must adhere to Taiwan’s food safety laws, and products must be tested for contaminants such as heavy metals, pesticides, and microbial contamination. (iv) Health Claims. Health claims made on supplement packaging and advertising must be substantiated and compliant with Taiwan’s regulations. Unsupported or exaggerated health claims are strictly prohibited. (v) Customs Clearance. Imported supplements must go through customs clearance and provide certificates of analysis, proof of country of origin, and relevant health certifications.

Available Information

The SEC maintains a website that contains our reports and other SEC filings. The address of the SEC’s website is www.sec.gov.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors, in addition to the other information included in this report, including our financial statements and related notes, before deciding whether to invest in shares of our common stock. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

General Business Risks

We have a limited operational history.

We have a limited history upon which an evaluation of our prospects and future performance can be made. Our operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business operation, and the continued development of a corresponding customer base. There is a possibility that we could sustain losses in the future, and there are no assurances that we will ever operate profitably.

If we do not generate sufficient cash flow from operations, we may not be able to fund our development efforts or fulfill our future obligations.

Our ability to generate sufficient cash flow from operations to fund our operations and business development efforts, including the payment of our other obligations, depends on a range of economic, competitive and business factors, many of which are outside of our control. We cannot assure you that our business will ever generate sufficient cash flow from operations, or that we will be able to raise equity or debt financings when needed or desirable. An inability to fund our operations would have a material adverse effect on our business, financial condition and results of operations.

Due to the Company’s accumulated deficit, net losses from operations for the years ended December 31, 2024 and 2025, and a working capital deficit as of December 31, 2025, there is substantial doubt about the Company’s ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company had a net loss of $182,307 and $137,167 for the years ended December 31, 2024 and 2025, had an accumulated deficit of $71,038,015 and $71,175,182 as of December 31, 2024 and 2025, and had net current liability position of $228,592 and $375,637 as of December 31, 2024 and 2025, respectively.

These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the Company’s board of directors has considered:

●	Additional equity financing from major shareholders or financial support from the Company's related parties.

●	Based on the business plans of the Company, the management is actively developing new business that will generate revenue and cash inflows to the Company.

The board of directors believes the Company has adequate financial resources to continue in operational existence for at least 12 months from the issuance date of the financial statements. Accordingly, the going concern basis of accounting continues to be used in the preparation of the consolidated financial statements for the years ended December 31, 2024 and 2025.

To continue as a going concern, we are required to seek additional capital through various financing sources, including the sale of our equity and debt securities to investors and related parties, but there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If we are unable to raise additional capital, execute our business plans, increase sales or reduce expenses, we will be unable to continue to fund our operations, realize value from our assets, and discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and investors could lose all or part of their investment in our common stock.

We depend on a limited number of customers for a large portion of our revenues.

We consider our major customers in each period to be those customers that accounted for more than 10% of overall revenues in such period. In the year ended December 31, 2024, two related party customers accounted for 53% and 20% of the Company’s revenues, respectively. In the year ended December 31, 2025, three third party customers accounted for 36%, 20% and 14% of the Company’s revenue, respectively. See also “—We have engaged in transactions with related parties, and such transactions present possible conflicts of interest that could have an adverse effect on our business and results of operations. Additionally, we rely on financial support from related parties to fund our operations” below.

We expect that a significant portion of our revenues will continue to be derived from a small number of customers and that the percentage of revenues represented by these customers may increase. As a result, changes in the strategies of our customers may reduce our revenues. The loss of such sales could have an adverse effect on our business, financial condition and results of operations.

We face and will continue to face intense competition.

In the digital marketing space, short video content is increasingly integral to any comprehensive digital strategy. Consumers today favor authentic, organic content over highly-produced, commercial ads. As such, social media content must entertain to engage audiences. As the use of short videos continues to grow in popularity, competition in this segment is expected to intensify. Numerous media, advertising firms, and new ventures recognize the revenue potential from influencers and content creators, creating a competitive landscape. Our competitors in this field include both established market players and new entrants looking to capture market share. Market shares are subject to change for various reasons, including through consolidation of our competitors through processes such as mergers and acquisitions, which could have the effect of reducing our revenue. Our competitors may develop products, technology or services that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is also possible that new competitors may emerge and rapidly acquire significant market share. Many of these competitors possess greater technical, human and other resources than we do, and we may lack sufficient financial or other resources to maintain or improve competitive position. Additionally, an increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

The health product space in which we operate—primarily premium health, nutrition, and wellness products—is highly competitive. The products we import to sell compete with both well-known global health brands and private-label store products. These products’ manufacturers and retailers generally have significant financial, marketing, and operational resources. Additionally, our market share and revenue growth could be negatively affected if we fail to identify and introduce innovative products that meet evolving consumer demands or adequately respond to new product launches by competitors.

If our efforts to attract prospective customers and to retain existing customers and users of our products or services are not satisfied, our growth prospects and revenue will be adversely affected.

Our ability to grow our business and our ability to generate sustained revenue depends on retaining, expanding, and effectively monetizing our customer base. Our ability to attract new customers and retain existing customers is in large part on our ability to continue to offer high-quality products and compelling curated short video and other digital advertising content.

Our Company operates in two distinct industries, requiring specialized expertise from management, which may pose operational and strategic challenges.

Our business operates in two distinct industries—short video production and digital marketing and the health products sector—each of which requires specialized knowledge, expertise, and operational strategies. Managing these diverse business lines presents unique challenges that could impact our ability to execute our business plans effectively, respond to industry-specific risks, and achieve sustainable growth.

Each of our business segments requires deep industry knowledge, strategic insight, and operational expertise. The short video production and digital marketing business demands a strong understanding of digital trends, content creation, and consumer engagement strategies. In contrast, the health products sector involves supply chain management, regulatory compliance, product efficacy, and consumer trust. Given the highly specialized nature of both industries, there is a risk that our management team may lack the necessary depth of expertise in one or both sectors, which could lead to strategic missteps, ineffective oversight, or missed business opportunities.

Additionally, operating in two separate industries requires our leadership to divide attention and allocate resources between business lines that have different operational needs, market dynamics, and competitive landscapes. This division of focus may lead to inefficiencies in execution, reduced responsiveness to market trends, and potential neglect of critical business functions in one or both industries. As a result, we may struggle to achieve optimal performance in either segment, thereby limiting our growth potential and financial success.

Further, each of our business lines is subject to different regulatory frameworks. Digital marketing is governed by evolving data privacy laws, advertising regulations, and platform policies, while the health product sector is subject to product safety regulations, labeling requirements, and import/export compliance. Ensuring compliance across both industries requires specialized legal and regulatory expertise. If we fail to meet the distinct compliance requirements of either industry, we may be subject to fines, legal actions, or reputational damage, which could materially impact our business.

Moreover, the distinct nature of our business lines may make it more difficult for investors and analysts to evaluate our overall business performance and growth potential. The distinct nature of our business lines presents operational, strategic, and financial challenges that require a high level of industry-specific expertise, effective resource allocation, and strong leadership. If we fail to successfully navigate these complexities, our business performance, market position, and overall financial health may be adversely affected.

We have engaged in transactions with related parties, and such transactions present possible conflicts of interest that could have an adverse effect on our business and results of operations. Additionally, we rely on financial support from related parties to fund our operations.

For the year ended December 31, 2024, two related party customers accounted for 53% and 20% of the Company’s revenues, respectively. For the year ended December 31, 2025, no related party customer accounted for more than 10% of the Company’s revenues. Additionally, we rely on financial support from related parties to fund our operations. As of December 31, 2024 and 2025, we owed $187,311 and $319,496, respectively, to related parties, which amounts are due on demand, interest-free and unsecured. For detailed information on our transactions with related parties, please see “Item 7. Certain Relationships and Related Transactions, and Director Independence.”

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with these transactions were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

We may in the future enter into additional transactions with our officers, directors or principal shareholders, or entities controlled by them. Such transactions present potential for conflicts of interest, as the interests of these parties may not align with the interests of the Company and our unaffiliated shareholders with respect to the negotiation, performance, or exercise of contractual remedies under these transactions, such as for events of default.

If these parties decide to discontinue their financial assistance, demand repayment of outstanding amounts, or are unable to provide additional funding due to their own financial constraints, we may face significant liquidity challenges. In such a scenario, we may need to seek alternative financing sources, which may not be available on favorable terms, or at all.

We depend on a limited number of suppliers.

While the Company primarily performs digital marketing and video production services in-house, it relies on third-party suppliers and vendors to support its operations. For the year ended December 31, 2024, the Company’s purchases were primarily related to the sale of wellness products, and one third-party supplier accounted for approximately 82% of total purchases. For the year ended December 31, 2025, the Company’s purchases were primarily related to advertising and marketing campaign execution, including advertising placement and related services. During 2025, two third-party vendors accounted for approximately 56% and 41% of total purchases, respectively. Any disruption in our supply chain or service delivery, whether due to supplier or vendor financial instability, production delays, capacity constraints, regulatory compliance issues, trade restrictions, geopolitical tensions, or unforeseen events such as natural disasters or pandemics, could adversely affect our ability to operate efficiently and deliver services to our customers. The loss of a key supplier or vendor, or a significant deterioration in commercial terms, could result in increased costs, delays in project execution, and potential loss of revenue. While we seek to mitigate these risks by expanding our supplier and vendor network, we may not be able to secure alternative sources on favorable terms or without operational disruption.

Our results of operations may be adversely affected by changes in foreign currency exchange rates and other risks inherent to international operations.

Our business may also become exposed to more adverse economic, regulatory, and other conditions in the international areas to which we market and sell our services and products now or in the future, compared to those in the U.S. For example, our future international operations may result in exposure to more frequent or unexpected changes in the regulatory environments; more economic volatility; higher rates of inflation; or higher political instability, compared to the U.S. Furthermore, our international operations may expose us to higher consolidated income tax rates, import and export restrictions and tariffs, and potentially adverse changes in trade agreements between foreign countries where we market and sell our services and products now or in the future.

We provide marketing and video production services targeting Singapore, Australia, Hong Kong and Taiwan markets, which exposes us to the effects of fluctuations in currency exchange rates. We earn revenue denominated in Australian dollar. Fluctuations in the exchange rates between Australian Dollar and currencies of Singapore, Taiwan or Hong Kong could increase expenses and reduce revenue compared to a stable exchange rate environment. As we expand to other Asian markets, we are increasingly subject to currency exchange fluctuations across multiple currencies. We cannot assure you that future movements in foreign currency exchange rates will not have a material adverse effect on our results of operations.

Risks Related to Our Digital Marketing and Video Production Business

Our customers rely, and are expected to continue to rely, on third-party media platforms such as YouTube and TikTok to place short videos made by us, and any failure, disruptions of or interferences with the use of such streaming services could disrupt the availability and production of our short videos and adversely affect our business, financial condition, results of operations and prospects.

Our video production business in part depends on the commercial success and stable supply of third-party media channels, such as YouTube, and TikTok, through which we may help our clients place custom-made short videos. Our short videos’ market acceptance also depends on our ability to predict which channels and platforms will be successful with the customer, as well as on our ability to develop commercially successful content and distribute it on these platforms. A channel or platform may not succeed as expected or new channels or platforms may take market share and consumers away from platforms for which we have devoted significant resources. If demand for the channels or platforms for which we are developing and producing our content on is lower than our expectations, we may be unable to fully recover the investments we have made, and our financial performance may be negatively impacted. Alternatively, a channel or platform for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

The industry is rapidly evolving, and changes in trends and consumer preferences could negatively impact our business.

The digital marketing and video production industries are highly dynamic and subject to frequent changes in consumer preferences, platform algorithms, and content consumption patterns. Failure to adapt to these changes could negatively impact our ability to attract and retain clients, reducing our revenue and growth potential.

Difficulties in monetization and pricing strategies may affect our profitability.

Successfully monetizing short video content and digital marketing services depends on factors such as client budgets, return on investment (ROI) expectations, and shifting advertising trends. If we fail to develop effective pricing strategies or demonstrate value to our clients, our revenue and profitability would suffer.

Fluctuations in advertising budgets could lead to revenue declines.

Our revenue depends on businesses allocating budgets for digital marketing. Economic downturns, industry slowdowns, or changes in corporate advertising strategies could lead to reduced spending on digital marketing services, negatively affecting our financial performance.

Intellectual property risks and content ownership disputes may expose us to legal liabilities.

Content creation involves intellectual property rights, including licensing, copyright, and potential claims of infringement. Disputes over content ownership, unauthorized use of copyrighted materials, or failure to obtain proper licenses could lead to legal liabilities and financial losses.

Our success depends on attracting and retaining skilled talent and content creators.

The quality and success of our services depend on the creativity and expertise of our team, including video editors and marketers. Difficulty in attracting, training, and retaining skilled professionals could limit our ability to produce high-quality content and meet client expectations.

The risk of reputational damage from controversial content could harm our business.

The digital marketing space is prone to public scrutiny, and any content deemed inappropriate, misleading, or offensive could harm our brand reputation and result in client or audience backlash. Negative publicity could impact our business relationships and financial results.

Cybersecurity threats and technological disruptions could negatively impact our operations.

Our business relies on digital platforms, cloud storage, and software tools for content creation and marketing. Cybersecurity breaches, data leaks, or technological failures could disrupt operations, lead to data loss, and harm our business reputation and financial stability.

Regulatory uncertainty in digital marketing and online advertising may affect our business model.

Governments worldwide are increasing regulations on digital marketing and online content. Future regulations, such as disclosure requirements for sponsored content, restrictions on targeted advertising, or bans on certain marketing practices, could impact our business model and profitability.

Risks Related to Our Products Sale and Export Trading Business

Disruption of our supply chain could adversely affect our business.

Damage or disruption to product supplies by our suppliers or our distribution capabilities due to weather, natural disaster, fire, terrorism, cyber-attack, pandemics (such as the COVID-19 pandemic), war, governmental restrictions or mandates, labor shortages, import/export restrictions, or other factors could impair our ability to import and sell products. Our suppliers’ policies and practices can affect our reputation and the quality and safety of our products. Any disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our sales, financial condition, and results of operations. Failure to take adequate steps to mitigate the likelihood or potential negative impact of such events, or to effectively manage such events if they occur, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

Additionally, short-term or sustained increases in consumer demand at our customers may exceed our supply chain capacity or otherwise strain our supply chain. Our failure to meet the demand for products we sell could adversely affect our business and results of operations.

If our products become contaminated, misbranded, or mislabeled, we might need to recall those items and may experience product liability claims if consumers are injured.

We may need to recall some of the products we sell if they become contaminated, misbranded, or mislabeled. A product recall could result in significant losses due to our small size, the destruction of product inventory, and lost sales due to the unavailability of products for a period of time. We could also suffer losses from a significant product liability judgment against us although we can seek indemnification from manufacturers. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in products we sell, which could have an adverse effect on our business results and the value of our brands.

Litigation concerning food quality, health, employee conduct and other issues could require us to incur additional liabilities.

Companies in the food product industry have from time to time faced lawsuits alleging that a customer suffered illness, including actions seeking damages resulting from food-borne illness and relating to lack of notices with respect to chemicals contained in food products provided by these companies. To date, we are not aware of any lawsuit asserting such a claim or any other claim regarding product safety or integrity and/or consumer claims. We currently have insurance coverage for product liability issues. However, we cannot assure you that such a lawsuit will not be filed against us and/or how such claims, if and when brought against us, will affect our reputation. Claims for products liability could be substantial and a successful claim for products liability could have a material adverse effect on the Company, its results of operations and liquidity.

Risks Related to Ownership of Our Securities

The Company’s shares of common stock are traded on the OTCID Basic Market.

Our common stock trades on the OTCID Basic Market. There can be no assurance that there will be a liquid trading market for the Company’s common stock. In the event that a liquid trading market commences, there can be no assurance as to the market price of the Company’s shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If the trading price of our common stock falls below $5.00 per share, the open-market trading of our common stock is subject to the penny stock rules, which imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

In addition to the “penny stock” rules described above, FINRA adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Stockholders should have no expectation of any dividends.

The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

Huang Huei-Ching owns 37,500,000 shares of common stock and all shares of the Series L preferred stock of the Company, representing approximately 96.39% of the voting power of the Company, and thus is in a position to control most actions requiring stockholder vote.

As of the date of this report, the Company has 74,228,185 shares of common stock, 2,083,333 shares of Series A Preferred, and 1,000 shares of Series L Preferred issued and outstanding. Holders of common stock and Series A Preferred are entitled to one (1) vote per share. Holders of Series L Preferred are entitled to 1,000,000 votes per share.

Huang Huei-Ching beneficially owns 37,500,000 shares of common stock and all shares of the Series L preferred stock of the Company, representing approximately 96.39% of the voting power of the Company. As such, Ms. Huang Huei-Ching will be able to control the management and affairs of our Company and most matters requiring shareholder approval, including the election of directors, approval of significant corporate transactions, and amending our articles of incorporation and bylaws. Her interests may not be the same as or may even conflict with other shareholders’ interests. For example, she could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other shareholders, which could deprive our shareholders of an opportunity to receive a premium for their shares of common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of voting power may not be in the best interests of our other shareholders.

Additionally, the Series L Preferred have a liquidation preference junior to the Series A Preferred but senior to the common stock, have no redemption rights and are not convertible into common stock. The Series L Preferred also has certain protective rights: While the Series L Preferred is outstanding, the Company shall not, without first obtaining the approval of a majority outstanding shares of the Series L Preferred:

(a)	Increase or decrease the total number of authorized shares of the Series L Preferred;

(b)	Effect an exchange, reclassification, or cancellation of all or a part of the Series L Preferred, but excluding a stock split or reverse stock split of the Company’s common stock or Series A Preferred;

(c)	Effect an exchange or create a right of exchange of all or part of the shares of another class or other securities into shares of Series L Preferred; or

(d)	Alter or change the rights, preferences or privileges of the shares of the Series L Preferred so as to affect adversely the shares of such series, including the rights set forth in the Designation for the Series L Preferred.

Certain provisions in our articles of incorporation and by-laws, and of Nevada law, may prevent or delay an acquisition of our Company, which could decrease the trading price of our common stock.

Our articles of incorporation, by-laws and Nevada law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

●	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

●	the right of our board to issue preferred stock without stockholder approval; and

●	the ability of our directors, and not stockholders, to fill vacancies on our board of directors.

Future sales and issuances of our common stock or could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that additional capital will be needed in the future to execute our business strategies. To the extent we raise capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We are a smaller reporting company, and the Company takes advantage of certain exemptions from disclosure requirements available to smaller reporting companies. This could make the securities of the Company less attractive to investors and may make it more difficult to compare the Company’s performance with other public companies.

We are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the Company’s common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) the Company’s annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of the Company’s common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent the Company takes advantage of such reduced disclosure obligations, it may also make comparison of the Company’s financial statements with other public companies difficult.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, small-cap issuers have experienced significant stock price volatility. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

General Risk Factors

The COVID-19 pandemic or the widespread outbreak of any other communicable disease could materially and adversely affect our business, financial condition and results of operations.

Health pandemics, such as COVID-19, may significantly disrupt our business operations and adversely affect our financial condition. In the event of a pandemic, government-mandated restrictions, supply chain disruptions, labor shortages, and decreased consumer spending could impair our ability to source and distribute products, meet customer demand, and maintain normal business functions. Additionally, increased health and safety costs, combined with potential delays in launching new products or executing marketing campaigns, may lead to a decline in revenue and profitability. Extended periods of economic uncertainty or reduced consumer confidence resulting from a health crisis could further exacerbate these challenges, potentially impacting our long-term growth. Moreover, future pandemics could have unforeseen consequences, including disruptions to the global economy, changes in regulatory requirements, or shifts in consumer behavior, all of which could have material adverse effects on our business.

Geopolitical instability in the Middle East, including armed conflict involving Iran, could adversely affect our business, financial condition, and results of operations.

Ongoing geopolitical instability in the Middle East, including the risk of armed conflict involving Iran and broader regional hostilities, could have far-reaching consequences for global economic conditions and, in turn, our business. Although we do not have direct operations in the Middle East, our business is dependent on the continued stability of international trade and supply chains, consumer confidence, and the ability of our customers to allocate budgets for our services and products.

Armed conflict in the Middle East, particularly involving Iran, could lead to significant disruptions in global energy markets, resulting in increased oil and gas prices. Rising energy costs could increase the cost of international shipping and logistics, which may adversely impact our ability to source and import wellness products from Australia for sale in Taiwan at competitive prices. Any sustained increase in energy prices could also contribute to broader inflationary pressures in the markets where we operate, potentially reducing consumer purchasing power and demand for our wellness products and digital marketing services.

Geopolitical instability may also exacerbate volatility in foreign currency exchange rates. We earn revenue denominated in Australian dollars and New Taiwan dollars, and we are increasingly subject to currency exchange fluctuations across multiple currencies as we expand into other Asian markets such as Singapore. Heightened global uncertainty driven by Middle Eastern conflict could cause significant fluctuations in these currencies relative to the U.S. dollar, adversely affecting our reported financial results and increasing the cost of our international operations.

Our digital marketing and video production business depends in part on the willingness of our customers to invest in advertising and brand-building initiatives. Economic downturns, industry slowdowns, or shifts in corporate advertising strategies resulting from global instability could lead to reduced spending on digital marketing services, negatively affecting our revenue. Additionally, our customers rely on third-party media platforms such as YouTube, TikTok, Instagram Reels, and YouTube Shorts to distribute our content. Any disruptions to these platforms’ operations or content policies caused by geopolitical developments, including government-imposed restrictions or sanctions, could adversely affect our ability to deliver services to our clients.

We are a company with limited operational history, limited revenue, and a small workforce spread across Australia, China, and Taiwan. As a result, we may have fewer resources than larger competitors to absorb or mitigate the economic disruptions caused by geopolitical instability. Our ability to generate sufficient cash flow from operations is already subject to significant uncertainty, and any additional adverse macroeconomic conditions resulting from conflict in the Middle East could further strain our financial resources and impair our ability to fund our operations and business development efforts. The occurrence of any of the foregoing risks could have a material adverse effect on our business, financial condition, results of operations, and prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the significance of cybersecurity in our business operations. Therefore, we have established a cybersecurity and risk management framework, which includes regular cybersecurity risk assessments to identify and evaluate potential cyber-attack threats and information security weaknesses that may affect our business. We plan to implement a series of preventive measures, including firewalls, cyber-attack detection systems, and data encryption, to safeguard confidential information and data.

We regularly conduct cybersecurity awareness training for employees to enhance their awareness of potential cybersecurity threats and ensure they take appropriate preventive measures. Our business relies on digital platforms, cloud storage, and software tools for content creation and marketing in connection with our digital marketing and video production services, as well as e-commerce platforms such as Shopee for the sale of our wellness products. As a result, we are particularly focused on safeguarding the integrity and security of the digital tools and platforms on which our operations depend.

We endeavor to comply with applicable data protection and cybersecurity laws and regulations in the jurisdictions in which we operate, including Australia’s Privacy Act and the Australian Prudential Regulation Authority’s cybersecurity guidance, Taiwan’s Personal Data Protection Act, and Singapore’s Personal Data Protection Act (PDPA). We take appropriate measures to protect sensitive business and customer data while ensuring that our data handling practices comply with applicable local privacy and data security requirements.

Our cybersecurity crisis management plan outlines the items, procedures, and actions we will undertake in the event of a cybersecurity incident, including detection, response, mitigation, and remediation. When a potential threat or incident arises, our cybersecurity incident response team will assign a risk level classification and initiate the necessary escalation procedures outlined in our plan. All incidents that are initially assessed by the cybersecurity incident response team as potentially high-risk are escalated promptly to our Chief Executive Officer, who will determine whether and what elements of our cybersecurity crisis response and management plan should be activated, including escalation to other senior management. Our Chief Executive Officer will inform our board of directors of cybersecurity incidents, as appropriate, considering a variety of factors, including financial, operational, legal, or reputational impact.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. In the event of any significant cybersecurity incidents, we will publicly disclose the nature, scope, and impact of the incident, as well as the remediation measures we implement.

Risk Governance

We are committed to appropriate cybersecurity governance and oversight. Our technology and cybersecurity program is the principal responsibility of our board of directors. Our board of directors will regularly review the cybersecurity policies and incident response plans to ensure the Company remains vigilant against cybersecurity threats.

Our board of directors has oversight of our strategic and business risk management and has delegated cybersecurity risk management oversight to the Chief Executive Officer and our cybersecurity incident response team. Our board of directors are responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which we are exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors. The Company will continue to commit to maintaining high standards of cybersecurity practices to protect the interests of our customers, shareholders, and other stakeholders. We will continuously monitor the latest developments in the field of cybersecurity and update our cybersecurity and risk management framework as needed.

ITEM 2. PROPERTIES.

The Company does not own any properties.

On October 27, 2025, the Taiwan branch of Wombat Australia Holdings Pty Ltd entered into a new 6-month lease agreement for the registered office located at 5th Floor, No. 1, Section 176, Keelung Road, Xinyi District, Taipei City. The lease term is from December 1, 2025 to May 31, 2026.

On July 28, 2025, the Taiwan branch of Wombat Australia Holdings Pty Ltd entered into a 12-month lease agreement for the principal business address located at 6th Floor, No. 186, Minzu Road, Banqiao District, New Taipei City. The lease term is from August 1, 2025 to August 1, 2026.

The register office address of Wombat Australia Holdings Pty Ltd is located at Suite 57, 15 Terminus St, Castle Hill, NSW, Australia, under a month-to-month lease arrangement.

We believe our facilities are sufficient to meet our current needs and that additional suitable space is available as and when needed at reasonable rates.

ITEM 3. LEGAL PROCEEDINGS.

To the best of our knowledge, none of our directors or executive officers has been the subject of the follow events, during the past ten years:

1)	A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2)	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3)	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4)	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3)i in the preceding paragraph or to be associated with persons engaged in any such activity;

5)	Was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

6)	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7)	Was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any federal or state securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8)	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCID Basic Market under the symbol “HAFG.” Any over-the-counter market quotations on the OTCID Basic Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Transfer Agent

Our transfer agent for our common stock is Equiniti Trust Co., 275 Madison Avenue, 34th Floor, New York, NY 10016. Tel: 303-282-4800.

Holders of Our Common Stock

As of March 25, 2026, we had 96 record holders of our common stock (not including beneficial owners who hold shares at broker/dealers in “street name”).

Dividend Policy

While there are no restrictions that limit our ability to pay dividends, we have not paid, and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Our policy is to retain all earnings, if any, to provide funds for the operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition and capital needs, among others.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Below sets forth information regarding all securities of the registrant sold by the registrant within the past three years which were not registered under the Securities Act.

All of these sales were exempt from registration under the Securities Act by reason of Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates issued in such transactions. We relied on information from purchasers that they were accredited investors and/or such investors were provided adequate information and were otherwise determined to be suitable. In all cases, there was no public solicitation. The issuances of the securities described below were effected without the involvement of underwriters.

On July 12, 2022, the Company entered into a share exchange agreement with Wombat Australia Holdings Pty Ltd, pursuant to which the Company issued 2,000,000 shares of common stock to Chen-Ting Lin in exchange for 100 % equity ownership in Wombat.

On June 5, 2024, the Company issued 35,000,000 shares of Common Stock (the “Issuance Shares”) to its director, Huang Huei-Ching at a purchase price of $0.001 per Issuance Share. Ms. Huang paid for the Issuance Shares by forgiving $35,000 of debt owed to her by the Company.

On September 12, 2025, the Company issued 3,300,000 shares of common stock to three investors for cash at a purchase price of $0.001 per share, in reliance on Regulation S.

Issuer Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended December 31, 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

Our Company, through our subsidiary Wombat Australia Holdings Pty Ltd, operates two business lines:

Digital Marketing and Video Production. We provide marketing and video production services, including digital marketing and offline advertising, focusing on Singapore, Taiwan, Australia and Hong Kong markets, with continued expansion into other Asian regions. Our services include online campaign execution and offline marketing activities, delivering integrated marketing solutions to enhance brand visibility and accelerate market penetration.

For the years ended December 31, 2025 and 2024, our Digital Marketing and Video Production business generated revenues of approximately $1,784,075 and $96,618, respectively, accounting for substantially all of our total revenues in 2025 and 94% in 2024. The significant increase in 2025 was primarily driven by our expansion into the Hong Kong market and increased demand for integrated marketing services, including large-scale campaign execution.

Products Sale and Export Trading. The Company focuses on export trading activities of various products. In 2024, the Company sold Australian-branded nutrition, health and wellness products in Taiwan, primarily through offline group-buying activities.

In addition, during the year ended December 31, 2025, the Company commenced trading activities involving various products. As these transactions were still in progress and had not yet met the revenue recognition criteria, no revenue was recognized during the year. Revenue from these activities is expected to be recognized in future periods upon completion of transactions and transfer of control of goods to customers.

For the years ended December 31, 2025 and 2024, our Products Sale and Export Trading business generated revenues of $0 and $6,559, respectively, accounting for 0% and 6% of our total revenues.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive pricing for our products and services;

●	our ability to provide competitive products and services;

●	industry demand and competition; and

●	market conditions and our market position.

Results of Operations

Fiscal Year Ended December 31, 2025 Compared to Fiscal Year ended December 31, 2024

	Years ended December 31,	Years ended December 31,
	2025	2024

Revenue	$1,784,075	$103,177
Cost of revenue	(1,651,985)	(10,298)
Gross profit	132,090	92,879

Operating expenses
General and administrative expenses	(262,179)	(277,720)
Loss from operations	(130,089)	(184,841)

Other (expenses)/income net:
Interest income	37	37
Foreign exchange (loss)/gain	(20,688)	2,583
Other income/(expenses)	625	(86)
Total other (expenses)/income, net	(20,026)	2,534

Loss before income taxes	(150,115)	(182,307)

Income tax benefit	12,948	-
Net loss	(137,167)	$(182,307)
Foreign currency translation adjustment	(592)	703
Total Comprehensive loss	$(137,759)	(181,604)

Weighted average shares outstanding:
Basic	71,925,438	55,969,281
Diluted	71,925,438	55,969,281

Loss per share
Basic	$(0.0019)	(0.0033)
Diluted	$(0.0019)	(0.0033)

Revenue

Total revenue increased significantly by 1,629.1%, from $103,177 in 2024 to $1,784,075 in 2025.

●	Service Revenue: A significant increase driven by the expansion into the Hong Kong market and the execution of larger-scale integrated marketing campaigns, including both online and offline promotional activities. The Company experienced higher demand from new and existing clients, resulting in a material increase in project size and volume.

●	Product Sales: No revenue was recognized in 2025, compared to $6,559 in 2024, as the Company reduced its focus on wellness product sales and transitioned toward service-based operations. In addition, export trading activities involving non-wellness products commenced in 2025, but no revenue was recognized as transactions had not yet met revenue recognition criteria.

Cost of Revenue

Cost of revenue increased by 15,941.8% significantly from $10,298 in 2024 to $1,651,985 in 2025, primarily due to increased direct advertising and campaign execution costs associated with larger-scale marketing projects, as well as higher service delivery costs, including personnel costs and third-party service fees required to support expanded operations.

Gross Profit

Gross profit increased by 42.2% from $92,879 in 2024 to $132,090 in 2025. However, gross margin decreased from 90.0% in 2024 to 7.4% in 2025, primarily due to a shift toward large-scale, execution-intensive marketing campaigns and a higher proportion of third-party costs, including advertising spend and outsourced services, which are recognized as cost of revenue.

Operating Expenses

Operating expenses decreased by 5.6%, from $277,720 in 2024 to $262,179 in 2025. The material changes were due to:

●	Legal and professional fees decreased by 18.7%, from $157,579 in 2024 to $128,106 in 2025, primarily due to the absence of significant one-off costs incurred in 2024 related to the preparation of the Company’s Form 10 filing and regulatory compliance.

●	Wages, salaries and insurance expenses decreased by 29.6%, from $58,620 in 2024 to $41,291 in 2025, primarily due to primarily due to a higher allocation of personnel costs to cost of revenue as the Company expanded its service operations and increased execution of client marketing campaigns.

●	Lease expenses increased by 56.8% from $32,200 in 2024 to $50,487 in 2025, primarily due to the continued use of a full-year lease expense being recognized in 2025, compared to a partial-year expense in 2024 following the commencement of the lease during that year.

●	General expenses increased by 44.2% from $29,321 in 2024 to $42,295 in 2025, primarily due to higher operational costs associated with business expansion, including travel, marketing support, and administrative expenses.

Net Loss

The Company reported a net loss of $137,167 in 2025, compared to a net loss of $182,307 in 2024, representing a decrease of 24.8%, primarily due to significant revenue growth and lower legal and professional expenses, partially offset by higher cost of revenue associated with expanded service operations and foreign exchange losses incurred during the year.

Liquidity & Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit on December 31, 2025 of $71,175,182 and on December 31, 2024 of $71,038,015.

The Company incurred net loss of $137,167 and had net cash used in operating activities of $5,197 for the year ended December 31, 2025.

As of December 31, 2025, the Company had net current liability of $375,637.

These conditions raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern will require the Company to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

-	Additional equity financing from major shareholders or financial support from the Company’s related parties.

-	Based on the business plans of the Company, the management is actively developing new business that will generate revenue and cash inflows to the Company.

The board of directors believes the Company has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the consolidated financial statements for the year ended December 31, 2025.

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

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities Exchange Commission (“SEC”).

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements and are adjusted to reflect actual experience when necessary. Actual results could differ from these estimates.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The adoption of this ASU did not have any material impact on the Company’s consolidated financial statements and disclosure.

In March 2024, the FASB issued ASU 2024-01, “Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), which intends to improve clarity and operability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of this ASU did not have any material impact on the Company’s consolidated financial statements and disclosure.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concept Statements” (“ASU 2024-02”). ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU did not have any material impact on the Company’s consolidated financial statements and disclosure.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s consolidated financial statements.

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326, Financial Instruments—Credit Losses, and introduces a practical expedient available for all entities and an accounting policy election available for all entities, other than public business entities, that elect the practical expedient. These changes apply to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from contracts with customers. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This simplifies the estimation process for short-term financial assets. ASU 2025-05 is effective for the Company’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied on a prospective basis. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Holistic Asset Finance Group Co., Ltd

Consolidated Financial Statements

For The Years Ended December 31, 2025 And 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Holistic Asset Finance Group Co., Ltd:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Holistic Asset Finance Group Co., Ltd and its subsidiaries (collectively, the “Group”) as of December 31, 2025 and 2024 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Group as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on the Group’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Onestop Assurance PAC

Singapore

March 27, 2026

PCAOB ID number: 6732

We have served as the Group’s auditor since 2024.

Holistic Asset Finance Group Co., Ltd

Consolidated Balance Sheets

As of December 31, 2025 and 2024

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

		December 31,	December 31,
	Note	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$15,413	$17,409
Account receivable, net		-	6,062
Deposits, prepayments and other receivables	6	8,963	4,948
Due from a related party	8	-	742
Total Current Assets		24,376	29,161
NON-CURRENT ASSETS
Deferred tax assets, net		13,355	-
Operating lease right-of-use assets		-	769
Total Non Current Assets		13,355	769
TOTAL ASSETS		37,731	29,930

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Advance from customers		-	10,000
Other payables	7	80,517	57,968
Tax payable	9	-	2,474
Due to related parties	8	319,496	187,311
Total current liabilities		400,013	257,753
TOTAL LIABILITIES		400,013	257,753

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Series A convertible preferred stock - 2,083,333 shares authorized, par value $0.001, 2,083,333 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively		2,083	2,083
Series L Preferred stock- 1,000 shares authorized, par value $0.001, 1,000 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively		1	1
Common stock - 600,000,000 shares authorized, par value $0.001, 74,228,185 and 70,928,185 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively		74,228	70,928
Additional paid-in capital		70,736,456	70,736,456
Accumulated deficit		(71,175,182)	(71,038,015)
Accumulated other comprehensive income		132	724
Total shareholders' deficit		(362,282)	(227,823)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$37,731	$29,930

The accompanying notes are an integral part of these consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2025 and 2024

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

		Years ended December 31,	Years ended December 31,
	Note	2025	2024

Revenue	4	$1,784,075	$103,177
Cost of revenue		(1,651,985)	(10,298)
Gross profit		132,090	92,879

Operating expenses
General and administrative expenses	5	(262,179)	(277,720)
Loss from operations		(130,089)	(184,841)

Other (expenses)/income net:
Interest income		37	37
Foreign exchange (loss)/gain		(20,688)	2,583
Other income/(expenses)		625	(86)
Total other (expenses)/income, net		(20,026)	2,534

Loss before income taxes		(150,115)	(182,307)

Income tax benefit		12,948	-
Net loss		(137,167)	$(182,307)
Foreign currency translation adjustment		(592)	703
Total Comprehensive loss		$(137,759)	(181,604)

Weighted average shares outstanding:
Basic		71,925,438	55,969,281
Diluted		71,925,438	55,969,281

Loss per share
Basic		$(0.0019)	(0.0033)
Diluted		$(0.0019)	(0.0033)

 The accompanying notes are an integral part of these consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Consolidated Statements of Changes in Shareholders’ Deficit

For the Years Ended December 31, 2025 and 2024

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

	Series A Preferred Stock		Series L Preferred Stock		Common Stock		Additional		Accumulated other	Total
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	comprehensive income/(loss)	Stockholders’ Deficit
Balance – January 1, 2024	2,083,333	2,083	1,000	1	35,928,185	35,928	70,736,456	(70,855,708)	21	(81,219)
Issuance of new shares	-	-	-	-	35,000,000	35,000	-	-	-	35,000
Net loss	-	-	-	-	-	-	-	(182,307)	-	(182,307)
Other comprehensive income	-	-	-	-	-	-	-	-	703	703
Balance – December 31, 2024	2,083,333	$2,083	1,000	$1	70,928,185	$70,928	$70,736,456	$(71,038,015)	$724	$(227,823)
Issuance of new shares	-	-	-	-	3,300,000	3,300	-	-	-	3,300
Net loss	-	-	-	-	-	-	-	(137,167)	-	(137,167)
Other comprehensive loss	-	-	-	-	-	-	-	-	(592)	(592)
Balance – December 31, 2025	2,083,333	$2,083	1,000	$1	74,228,185	74,228	70,736,456	$(71,175,182)	$132	$(362,282)

The accompanying notes are an integral part of these consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	Years ended December 31,	Years ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(137,167)	$(182,307)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use assets	801	140
Deferred tax expenses	(12,948)
Changes in operating assets and liabilities:
Account receivable	6,309	(6,468)
Deposits, prepayments and other receivables	(3,793)	281
Due from a related party	742	44,352
Due to related parties	132,185	93,434
Advance from customers	(10,407)	10,669
Other payables	21,655	47,804
Tax payable	(2,574)	1,337
Operating lease payable	-	(970)
Net cash (used in)/provided by operating activities	$(5,197)	$8,272

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from capital contribution	3,300	-
Net cash provided by financing activities	3,300	-

Net (decrease)/increase in cash	(1,897)	8,272
Effect of exchange rates on cash	(99)	(1,481)
Cash and cash equivalents, beginning of year	17,409	10,618
Cash and cash equivalents, end of year	$15,413	$17,409
Supplemental cash flow disclosures
Cash paid for income tax	3,263	1,207
Right-of-asset obtained in exchange for operating lease obligations	-	970

The accompanying notes are an integral part of these consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2025 and 2024

NOTE 1 – Organization and Business description

Holistic Asset Finance Group Co., Ltd. (the “Company”) was incorporated in Nevada on March 16, 1998 as Noble Quests Inc. The Company changed its name to Legend Media, Inc. on February 11, 2008. The Company changed its name to Holistic Asset Finance Group Co., Ltd., on November 25, 2019. The Company changed its name to Omega International Group, Inc., with the State of Nevada on January 03, 2022. The Company changed its name back to Holistic Asset Finance Group Co., Ltd. on October 23, 2024. The company is a holding company and conducts its primary operations through export trading activities of various products and provides marketing services, including digital marketing and offline advertising, as well as video production services, through its indirectly held wholly owned subsidiary that is incorporated and domiciled in Australia, namely Wombat Australia Holdings Pty Ltd (“Wombat”).

Details of the Company and its subsidiaries (the “Group) are set out in the table as follows:

Name of Entity	Background	Ownership	Principle activities
Holistic Asset Finance Group Co., Ltd.	U.S.A	Parent	Holding company

Wombat Australia Holdings Pty Ltd (“Wombat Australia”)	Australia	100%	Engages in export trading activities of various products and provides marketing services, including digital marketing and offline advertising, as well as video production services.

On January 03, 2022, the Company filed a Certificate of Amendment with Nevada Secretary of State to amend the name of Corporation to Omega International Group, Inc..

On January 13, 2022, the Company filed an application with FINRA for the change of company name to Omega International Group, Inc. and its trading symbol accordingly. On October 15, 2024, the Company decided to withdraw its name and trading symbol change application with FINRA, and the Company’s board of directors approved, by unanimous consent in lieu of meeting, to change its name back to Holistic Asset Finance Group Co., Ltd. and maintain its current trading symbol “HAFG.”

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

NOTE 2 – Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements and are adjusted to reflect actual experience when necessary. Actual results could differ from these estimates.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Group’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Group’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Group engages in export trading activities of various products and provides marketing services, including digital marketing and offline advertising, as well as video production services. The Group has adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified ASC 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Group applies the following steps:

Step 1:	Identify the contract (s) with a customer

Step 2:	Identify the performance obligations in the contract

Step 3:	Determine the transaction price

Step 4:	Allocate the transaction price to the performance obligations in the contract

Step 5:	Recognize revenue when (or as) the entity satisfies a performance obligation

Product sales

The Group generates revenue through the product sale of various products, to its customers and recognizes revenue when control is transferred to customers, in an amount that reflects the consideration the Group expects to be entitled to in exchange for the goods and is recorded net of value-added tax (“VAT”). For the sale of these products, the Group believes the single performance obligation is satisfied upon delivery of goods to customers which is considered at the point in time, and all the risks and benefits of the transaction has been passed to the customer and the Group does not have any further performance obligation. The revenue is therefore recognized at the point in time when goods are delivered to customers. The Group’s contracts with customers are primarily on a fixed-price basis. The Group recognizes the revenue from various products sales on a gross basis as the Group is acting as a principal in these transactions and is responsible for fulfilling the promise to provide the specified goods.

Service revenue

The Group also generates revenue through charging service fees on a fixed-price basis from customers for providing marketing services, including digital marketing and offline advertising, as well as video production services, where the Group’s performance obligation is to provide marketing services, including digital marketing and offline advertising, as well as video production services assisting its customers on marketing efforts. Service revenue is recognized at the point in time when the customers acknowledge and accept the service.

Contract balances

Accounts receivable represent revenue recognized when the Group has satisfied the Group’s performance obligation and has the unconditional rights to payment. Unearned revenue consists of payments received or awards to customers related to unsatisfied performance obligation at the end of the year, included in advance from customers in the Group’s consolidated balance sheets with the balance of $Nil and $10,000 as of December 31, 2025 and December 31, 2024. The opening balance of advance from customers as of January 1, 2024 was nil. Revenue recognized for the years ended December 31, 2025 and 2024 that was included in the advances from customers balance at the beginning of the year was $10,000 and Nil, respectively.

Disaggregation of revenue

For the years ended December 31, 2025 and 2024, the disaggregation of revenue by major revenue streams is as follows:

	Years ended December 31, 2025	Years ended December 31, 2024
Product sales	$-	6,559
Service revenue	1,784,075	96,618
Total	$1,784,075	103,177

	Years ended December 31, 2025	Years ended December 31, 2024
Singapore	$84,809	61,884
Australia	39,506	-
Taiwan	14,756	41,293
Hong Kong	1,645,004	-
	$1,784,075	103,177

The company recognizes revenue based on the location of the customer at the time of sale or service delivery.

Cost of revenues

The Group’s product cost includes purchase price, shipping cost and warehousing cost for various products. The Group’s service cost primarily includes salaries and related staff costs for personnel providing marketing services (including digital marketing and offline advertising) and video production services, as well as other direct costs incurred in executing client marketing campaigns, including online advertising expenses and costs associated with organizing and conducting offline promotional and marketing events.

Income Tax Provisions

The Group accounts for current income taxes in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred for the years ended December 31, 2025 and 2024.

Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits, which includes deposits with original maturities of three months or less with commercial banks. The Group’s cash and cash equivalents are not subject to any restrictions.

Accounts Receivable

Accounts receivables include trade accounts due from customers. The Group maintains an allowance for credit losses which reflects its best estimate of amounts that potentially will not be collected. The Group determines the allowance for credit losses taking into consideration various factors including but not limited to historical collection experience and credit-worthiness of the debtors as well as the age of the individual receivables balance. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Group to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. The Group adopted this guidance effective January 1, 2023. The Group makes specific bad debt provisions based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections and future economic conditions (extend data and macroeconomic factors). Account balances are charged off against the allowance after all means of collection have been exhausted and the likelihood of collection is not probable. As of December 31, 2025 and December 31, 2024, the Group does not consider an allowance for doubtful accounts to be necessary.

Deposits, prepayments and other receivables

Deposits, prepayments and other receivables primarily consist of input GST tax, corporate income taxes ("CIT") recoverable, rental deposit and prepayments for services, which are presented net of allowance for doubtful accounts. Prepayment and other assets are classified as either current or non-current based on the terms of the respective agreements. The Group maintains a provision for doubtful accounts to state prepayments at their estimated realizable value based on a variety of factors, including the possibility of releasing the prepayments into service and historical experience. As of December 31, 2025 and December 31, 2024, no provision for doubtful accounts for deposits, prepayments and other receivables was made.

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

Unless otherwise disclosed, the fair value of the Group’s financial instruments, including cash and cash equivalents, account receivable, net, deposits and other receivables, due from a related party, other payables, due to related parties, approximates their recorded values due to their short-term maturities.

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

The Group incurred a net loss of $137,167 and $182,307 for the years ended December 31, 2025 and 2024. Therefore, the effect of convertible preferred stock outstanding is anti-dilutive during the years ended December 31, 2025 and 2024. On December 31, 2025 and 2024 the following potentially dilutive shares were excluded from diluted loss per share because of their anti-dilutive effect:

	Years ended December 31,	Years ended December 31,
	2025	2024
Convertible preferred stock	2,083,333	2,083,333

The following is an analysis of the differences between basic and diluted earnings per common share. For the years ended December 31, 2025 and 2024:

Net loss	$(137,167)	(182,307)
Weighted average shares outstanding	71,925,438	55,969,281
Diluted effect of convertible preferred stocks	-	-
Weighted average shares – diluted	71,925,438	55,969,281

loss per share:
Basic	$(0.0019)	(0.0033)
Diluted	$(0.0019)	(0.0033)

Comprehensive income/(loss)

ASC Topic 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events from non-owner sources. The component of comprehensive loss totalling $592 and comprehensive income totalling $703 for the years ended December 31, 2025 and 2024, respectively, related to foreign currency translation adjustment.

Segment reporting

The Group follows ASC 280, “Segment Reporting” The Group’s Chief Executive Officer or chief operating decision-maker reviews the consolidated financial results when making decisions about allocating resources and assessing the performance of the Group as a whole and hence, the Group has only one reportable segment.

Foreign Currencies

The functional currencies of the Group are the local currency of the countries in which the subsidiaries operate. The Group’s consolidated financial statements are reported using U.S. Dollars. The results of operations and the consolidated statements of cash flows denominated in foreign currencies are translated at the average rates of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect on that date. The equity denominated in the functional currencies is translated at the historical rates of exchange at the time of capital contributions. Because cash flows are translated based on the average translation rates, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component in accumulated other comprehensive income included in consolidated statements of changes in shareholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statement of income and comprehensive income.

The Group operates primarily in Australia and Taiwan, with Taiwan functioning as a branch of Wombat Australia. The entire management team is primarily based in Australia. Accordingly, Wombat Australia’s functional currency is the Australian Dollar (“AUD”). The Group’s consolidated financial statements have been translated into the reporting currency of U.S. Dollars (“US$”).

Rates that were used in creating the consolidated financial statements:

	December 31, 2025	December 31, 2024
Balance sheet items, except for equity accounts	AUD$1 = 0.6637USD	AUD$1 = USD 0.6183
Items in the statements of income and cash flows	AUD$1 = 0.6435USD	AUD$1 = USD 0.6597

Leases

The Group accounts for leases in accordance with ASC Topic 842, Lease. Operating lease right-of-use assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Group uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented on the consolidated statements of operations.

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

Assets that potentially subject the Group to a concentration of credit risk primarily consist of cash, accounts receivable and other current assets. The maximum exposure of such assets to credit risk is their carrying amounts as at the balance sheet dates. As of December 31, 2025 and December 31, 2024, the aggregate amount of cash of $15,413 and $17,409, respectively, was held at major financial institutions in Australia and Taiwan, where there are AUD 250,000 in Australia and TWD 3,000,000 in Taiwan deposit insurance limit for a legal entity’ balance at major financial institutions in Australia and Taiwan. To limit the exposure to credit risk relating to deposits, the Group primarily places cash deposits with large financial institutions. As a result, the amounts not covered by Australian Prudential Regulation Authority and Central Deposit Insurance Corporation were nil and nil as of December 31, 2025 and December 31, 2024. The Group conducts credit evaluations of its customers and suppliers, and generally does not require collateral or other security from them. The Group establishes an accounting policy to provide for allowance for doubtful accounts based on the individual customer’s and supplier’s financial condition, credit history, and the current economic conditions.

(b)  Significant customers

In the year ended December 31, 2025, three third party customers accounted for 36%, 20% and 14% of the Company’s revenues, respectively. In the year ended December 31, 2024, two related party customers accounted for 53%, 20% of the Group’s revenues. No other customer accounted for more than 10% of the Company’s revenues for the years ended December 31, 2025 and 2024.

(c)  Significant suppliers

In the year ended December 31, 2025, two third party suppliers accounted for 56% and 41% of the Company’s purchases. In the year ended December 31, 2024, one third party supplier accounted for 82% of the Group’s purchases. No other suppliers accounted for more than 10% of the Company’s purchases for the years ended December 31, 2025 and 2024.

(d) Significant account receivable

As of December 31, 2025, the Group's accounts receivable balance is nil. As of December 31, 2024, one third party customer accounted for 100% of the Group’s accounts receivable.

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

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The adoption of this ASU did not have any material impact on the Group’s consolidated financial statements and disclosure.

In March 2024, the FASB issued ASU 2024-01, “Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), which intends to improve clarity and operability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of this ASU did not have any material impact on the Group’s consolidated financial statements and disclosure.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concept Statements” (“ASU 2024-02”). ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU did not have any material impact on the Group’s consolidated financial statements and disclosure.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Group is currently evaluating the adoption of this guidance whether or not a material impact on the Group’s consolidated financial statements.

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326, Financial Instruments—Credit Losses, and introduces a practical expedient available for all entities and an accounting policy election available for all entities, other than public business entities, that elect the practical expedient. These changes apply to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from contracts with customers. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This simplifies the estimation process for short-term financial assets. ASU 2025-05 is effective for the Group’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied on a prospective basis. The Group is currently evaluating the adoption of this guidance whether or not a material impact on the Group’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. The Group is currently evaluating the adoption of this guidance whether or not a material impact on the Group’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Group is currently evaluating the adoption of this guidance whether or not a material impact on the Group’s consolidated financial statements.

The Group does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Group’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

NOTE 3 – Going concern

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Group had an accumulated deficit on December 31,2025 of $71,175,182 and on December 31, 2024 of $71,038,015.

The Group incurred net loss of $137,167 and had net cash used in operating activities of $5,197 for the year ended December 31, 2025.

As of December 31, 2025, the Group had net current liability of $375,637.

These conditions raised substantial doubt about the Group’s ability to continue as a going concern. The Group’s ability to continue as a going concern will require the Group to obtain additional financing to fund its operations. In assessing the going concern, the board of directors has considered:

-	Additional equity financing from major shareholders or financial support from the Group’s related parties.

-	Based on the business plans of the Group, the management is actively developing new business that will generate revenue and cash inflows to the Group.

The board of directors believes the Group has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the consolidated financial statements for the year ended December 31, 2025.

NOTE 4 - Revenue

	Years ended December 31, 2025	Years ended December 31, 2024
Product sales	$-	6,559
Service revenue	1,784,075	96,618
	$1,784,075	$103,177

NOTE 5 - General and administration expenses

	Years ended December 31, 2025	Years ended December 31, 2024
Wage, salary and insurance	$41,291	58,620
Lease	50,487	32,200
Legal & professional fee	128,106	157,579
General expense	42,295	29,321
	$262,179	$277,720

NOTE 6 - Deposits, prepayments and other receivables

	December 31, 2025	December 31, 2024
Prepayments	$3,750	3,405
Rental deposit	273	1,362
CIT recoverable	3,336	-
GST tax	1,604	181
	$8,963	$4,948

NOTE 7 - Other payables

	December 31, 2025	December 31, 2024
Wage, salary and insurance	$8,692	7,575
Service fee	71,382	44,059
Travel expenses accrued	-	5,837
Others	443	497
	$80,517	$57,968

NOTE 8 - Related parties transactions and balance

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.

The related parties that had transactions or balances with the Group in 2025 and 2024 consisted of:

Related Parties	Relationship with company
Huang Huei-Ching	The Company’s President and Director and ultimate beneficial owner
Cui Yan	The Company’s Chief Financial Officer. He resigned as Chief Financial Officer and became a director since August 2024.
Li Chunguang	The Company’s Chief Financial Officer.
Yang Hsiao-Wen	The Company’s Chief Executive Officer
Huang Po-Yao	The Company’s Director before August 2024 and sibling of Huang Huei Ching.
Huang Tz-Ray	The Company’s Director and ceased to be a related party as resigned as a director in August 2024.
Worldwide Savants Capital Pty Ltd	Huang Huei-Ching is the Director of Worldwide Savants Capital
Bears Consulting & Management Co., Ltd	Huang Po-Yao is the Director of Bears Consulting & Management Co., Ltd

1)	Related party balance

	December 31, 2025	December 31, 2024
Due from a related party*
Huang Huei-Ching	$-	742

*	The balance as of December 31, 2024 is prepayment for an operating lease.

Due to related parties**
Huang Huei-Ching	298,588	182,309
Bears Consulting & Management Co., Ltd	4,463	5,002
Worldwide Savants Capital	16,445	-
	$319,496	187,311

**	The above balances are due on demand, interest-free and unsecured.

2)	Related party transactions

Name of related parties	Years ended December 31, 2025	Years ended December 31, 2024
Revenue
Worldwide Savants Capital Pty Ltd	$59,040	54,770
Bears Consulting & Management Co., Ltd	14,756	20,183
	$73,796	74,953
Lease expenses
Huang Huei-Ching	$37,066	140

NOTE 9 - Taxes

(a)	Corporate Income Taxes (“CIT”)

Nevada

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

i)	The components of the income tax provision are as follows:

	Years ended December 31, 2025	Years ended December 31, 2024
Deferred income tax benefit	(12,948)	-
Total income taxes	(12,948)	-

ii)	The following table reconciles Australia statutory rates to the Group’s income tax expenses:

	Years ended December 31, 2025	Years ended December 31, 2024
Loss before tax	$(150,115)	(182,307)
Australia statutory income tax rate	25%	25%
Provision for income taxes	(37,529)	(45,578)
Non-taxable income taxes	-	(395)
Non-deductible expenses	41,890	41,431
Change in valuation allowance	(17,664)	7,880
Others	355	(3,338)
Income tax benefit	$(12,948)	-

Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Group’s deferred tax assets and deferred tax liabilities were as follows:

	Years ended December 31, 2025	Years ended December 31, 2024
Deferred tax assets:
Net operating loss carry forward	$13,355	18,432
Total deferred tax assets
Less: valuation allowance	-	(18,432)
Deferred tax assets, net	$13,355	-

iii)	The following summarizes deferred assets, net and liabilities resulting from differences between financial accounting basis and tax basis of assets and liabilities:

Deferred tax assets, net:	December 31, 2025	December 31, 2024
Balance as of beginning	$-	-
Addition	12,948	-
Foreign currency translation adjustments	407	-
Ending balance	$13,355	-

The deferred tax liabilities are nil and nil as of December 31, 2025 and December 31, 2024.

As of December 31, 2025 and 2024, the amount of tax loss carry-forwards of the Group was as following:

Location	Years ended December 31, 2025
Nevada	$-
Australia	352
Taiwan	66,334
$66,686

(b)	Tax payable

Taxes payable consist of the following:

	December 31, 2025	December 31, 2024
Income tax payable	$-	13
Value- added tax payable	-	2,461
	$-	2,474

NOTE 10 - Stockholder’s equity

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

During the years ended December 31, 2025 and December 31, 2024, the Company did not issue any Series A Preferred Stock.

As of December 31, 2025 and December 31, 2024, the Company had 2,083,333 shares of Series A Preferred Stock issued and outstanding, respectively.

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

During the years ended of December 31, 2025 and December 31, 2024, the Company did not issue any Series L Preferred Stock.

As of December 31, 2025 and December 31, 2024, the Company had 1,000 shares of Series L Preferred Stock issued and outstanding, respectively.

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

As of December 31, 2025 and December 31, 2024, the Company had 74,228,185 and 70,928,185 shares of Common Stock issued and outstanding, respectively.

NOTE 11 - Commitments and contingencies

From time to time, the Group is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Group does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of December 31, 2025 and December 31, 2024, the Group has no outstanding litigation.

NOTE 12 - Segment Information

The Group operates in a single operating segment and has one reportable segment, which includes all activities related to export trading activities of various products, as well as the provision of marketing services, including digital marketing and offline advertising, and video production services. This determination is consistent with the consolidated financial information regularly reviewed by the Group’s Chief Operating Decision Maker (“CODM”), who is the Group’s Chief Executive Officer.

The CODM evaluates performance and allocates resources based on consolidated net profit or loss. Segment assets are reported on a consolidated basis and are consistent with total assets presented in the consolidated balance sheets.

	Years ended December 31, 2025	Years ended December 31, 2024
Segment revenue	$1,784,075	103,177
Less:
Cost of service	(1,627,744)	-
Cost of products	-	(3,668)
Wages, salaries & insurance	(65,532)	(65,250)
Lease expenses	(50,487)	(32,200)
Legal & professional fees	(128,106)	(157,579)
General expenses	(42,295)	(29,321)
Segment loss from operations	$(130,089)	(184,841)
Reconciliation:
Interest income	37	37
Foreign exchange (loss)/gain	(20,688)	2,583
Other income/(expenses)	625	(86)
Income tax benefit	12,948	-
Net loss after taxes	$(137,167)	(182,307)

NOTE 13 - Subsequent events

The Group has evaluated subsequent events from December 31, 2025 to the date the consolidated financial statements were issued and has determined that there are no items to disclose other than those disclosed elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to the recent effectiveness of our Form 10 filed on February 27, 2025 and a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2025, but was not reported.

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age, gender and position of our current executive officers and directors as of the date of this Annual Report. The address of our executive officers and directors is c/o Holistic Asset Finance Group Co., Ltd., Suite 57, 15 Terminus St, Castle Hill, NSW, Australia.

NAME	AGE	GENDER	POSITION
Huang Huei-Ching	57	Female	President and Director

Cui Yan	37	Male	Director

Yang Hsiao-Wen	49	Female	Chief Executive Officer

Li Chunguang	45	Male	Chief Financial Officer and Treasurer

Huang Huei-Ching. Ms. Huang joined the Company in September 2019. Additionally, Ms. Huang founded AGC Capital Securities Pty Ltd in Sydney, Australia where she has been the Managing Director since May 2014, overseeing financial services, strategic partnerships, and exchange listings. She holds an Australian Financial Services License (AFSL) and has been instrumental in assisting Chinese companies with listing on the Australian Stock Exchange, as well as supporting Australian companies in business expansion in China. Prior to her current role, Ms. Huang held senior positions across Asia-Pacific, including North Asia Vice President at Fast Lance Knowledge Ltd, and Director of Information Risk Management at KPMG, as well as leadership positions at Hitachi Data Systems and Data craft Asia, where she focused on training and service management. Ms. Huang holds a bachelor’s degree in law from Soochow University in Taiwan. She is fluent in both Mandarin and English and specializes in cross-cultural management and information risk management.

Cui Yan. Mr. Cui is based in Sydney, Australia. Mr. Cui joined the Company in 2019. Additionally, he joined AGC Capital Securities Pty Ltd in 2015 and is responsible for managing IPO projects, including prospectus preparation, compliance processes, financial analysis, and roadshow coordination. He has a deep understanding of capital markets and financial products, and his role involves liaising with third-party professionals to resolve issues in IPO projects. Before joining AGC Capital, Mr. Cui worked at Shanghai Jiayi Investment Management Ltd in 2015, where he focused on market research and data analysis for investment projects. He also gained experience at The People’s Insurance Company of China (PICC) during 2013-2014, working in the General Accounting Department. Mr. Cui holds a master’s degree in finance from the University of Melbourne and a bachelor’s degree in commerce from the University of New South Wales, majoring in accounting and finance. He is a CFA Level III candidate and a certified NAATI Professional Translator (English-Chinese). Fluent in both English and Mandarin, he brings strong analytical and financial expertise to his role.

Yang Hsiao-Wen. Ms. Yang is based in Taiwan. Ms. Yang joined our Company in 2022 as CEO, overseeing business strategy, operations, and growth initiatives. She brings over 20 years of experience in senior management, specializing in IT training, consulting, and corporate operations across Taiwan and Australia. Ms. Yang has also served as Business Director at Wang Bo Co., Ltd., an Australian company, from 2022 to present. She was Vice President at Bell International Management Consulting, an Australian company, from 2019 to 2022, where she assisted enterprises with public listings in Australia. She also held the position of General Manager at Chen Yu Information in Taiwan from 2009 to 2018, managing IT training and certification services. A native of Taiwan, Ms. Yang holds a bachelor’s degree in Land Economics from National Chung Hsing University, graduating in 1995. She is fluent in both Mandarin and English.

Li Chunguang. Mr. Li joined the Company in 2024 with over 15 years of experience in investment banking and senior management. As CFO, he oversees financial operations, including corporate finance, reporting, and capital markets activities. He has successfully facilitated IPOs and mergers across China, the U.S., Hong Kong, and Australia. Previously, Mr. Li was General Manager at Renyin Finance in China during 2022. He also served as Vice President at AGC Securities Capital Pty Ltd in Australia from 2014 to 2020 and Executive Vice General Manager at Arthur Capital Group in China from 2009 to 2014. Mr. Li holds a Doctor of Business Administration from Inter American University and a master’s degree in operations research from Wageningen University, along with a bachelor’s degree in accounting and finance from Erasmus University.

We believe that Ms. Huang and Mr. Cui are qualified to serve on our board based on their substantial experience with business management.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

There are no family relationships among our executive officers and directors.

Our directors are elected for a term of one year and until their respective successors are elected and qualified, or until their earlier resignation, disqualification or removal. Our executive officers are appointed by our board of directors and hold office for such terms as may be prescribed by our board of directors and until their successors are appointed, or until their earlier resignation or removal.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been the subject of the follow events, during the past ten years:

1)	A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2)	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3)	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4)	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3)i in the preceding paragraph or to be associated with persons engaged in any such activity;

5)	Was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

6)	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7)	Was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any federal or state securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8)	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition

The board is currently composed of two members, Ms. Huang and Mr. Cui.

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this report. Our board of directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our board of directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Nomination Process

There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. A copy of the Code of Ethics and Business Conduct is filed to this report as Exhibit 14.1. During the fiscal year ended December 31, 2025, there were no amendments to or waivers of our Code of Ethics and Business Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver a current report on Form 8-K.

Insider Trading Policy

Effective March 25, 2026, we adopted a new insider trading policy that applies to all our executive officers, directors and key employees. The insider trading policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to the Company. A copy of the insider trading policy is filed as Exhibit 19.1 to this report.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain executive officers and persons beneficially owning more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in fiscal year 2025, except one Form 3, covering one transaction, was filed late by Huang Huei-Ching; one Form 3, covering one transaction, was filed late by Yang Hsiao-Wen; one Form 3, covering one transaction, was filed late by Li Chunguang; one Form 3, covering one transaction, was filed late by Cui Yan; and one Form 3, covering one transaction, was not filed by Liu Zhongkuo who, to the Company’s knowledge, was deceased.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all plan and non-plan compensation for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer or acting in similar capacity during the last completed fiscal year, regardless of compensation level, and the next two highest paid executive officers whose compensation exceeded $100,000, if any, as required by Item 402(m)(2) of Regulation S-K. We refer to all of these individuals collectively as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation* ($)	Total ($)
Yang Hsiao-Wen	2025	12,285	4,046	-	-	-	3,650	19,981
Chief Executive Officer	2024	11,973	1,018	-	-	-	4,723	17,714

Huang Huei-Ching	2025	15,778	-	-	-	-	3,917	19,695
President and Director	2024	15,377	1,307	-	-	-	3,749	20,433

Li Chunguang	2025	-	-	-	-	-	-	-
Chief Financial Officer and Treasurer	2024	-	-	-	-	-	-	-

Cui Yan	2025	-	-	-	-	-	-	-
Director	2024	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards as of December 31, 2025.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

Huang Huei-Ching has entered into an employment agreement with the Taiwan branch of Wombat Australia Holdings Pty Ltd, dated July 1, 2023. Ms. Huang is hired as a director commencing on July 1, 2023, without an indefinite term. This agreement is governed by Taiwan’s Labor Standards Act and related regulations. Ms. Huang is responsible for business and administrative management under Wombat’s supervision. The standard working hours are Monday to Friday, 9:00 AM to 6:00 PM, not exceeding 40 hours per week, with overtime and holiday pay rates specified in the agreement. Ms. Huang’s monthly salary is NT$41,000 (approximately $1,253), payable on the 5th of each month. Ms. Huang’s termination or retirement under the agreement will be handled in accordance with Taiwan’s Labor Standards Act and related regulations. Any disputes arising from this agreement shall be brought in the Taipei District Court.

Yang Hsiao-Wen has entered into an employment agreement with the Taiwan branch of Wombat Australia Holdings Pty Ltd, dated July 1, 2023. Ms. Yang is hired as a general manager commencing on July 1, 2023, without an indefinite term. This agreement is governed by Taiwan’s Labor Standards Act and related regulations. Ms. Yang is responsible for company business and management under Wombat’s supervision. The standard working hours are Monday to Friday, 9:00 AM to 6:00 PM, not exceeding 40 hours per week, with overtime and holiday pay rates specified in the agreement. Ms. Yang’s monthly salary is NT$31,923 (approximately $976), payable on the 5th of each month. Additionally, Ms. Yang is entitled to performance-based bonuses which will be granted at Wombat’s discretion. Ms. Yang’s termination or retirement under the agreement will be handled in accordance with Taiwan’s Labor Standards Act and related regulations. Any disputes arising from this agreement shall be brought in the Taipei District Court.

Compensation of Directors

For the fiscal year ended December 31, 2025, the aggregate cash compensation and benefits that we paid to our executive officers was approximately $39,676, and we did not pay any compensation separately to our employee directors for their services as our directors. None of our directors or executive officers received any equity awards, including options, restricted shares or other equity incentives in the year ended December 31, 2025.

We have not formed a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. Our board conducted deliberations concerning executive officer compensation. Our board has authority and discretion to determine our officers’ compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our common stock beneficially owned as of March 25, 2026, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 74,228,185 shares of common stock of the Company issued and outstanding as of March 25, 2026. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Holistic Asset Finance Group Co., Ltd., Suite 57, 15 Terminus St, Castle Hill, NSW, Australia.

	Common Stock		Preferred Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class Beneficially Owned (1)	Amount and Nature of Beneficial Ownership	Percent of Class Beneficially Owned (1)	Total Voting Power
Officers and Directors
Yang Hsiao-Wen, CEO	500,000	* %	-	*	*
Li Chunguang, CFO and Treasurer	-	*	-	*	*
Huang Huei-Ching, President and Director (2)	37,500,000	50.52%	1,000 Preferred L	100% Preferred L	96.39%
Cui Yan, Director	2,025,626	2.73%	-	*	*
Officers and Directors as a group (4 people)	40,025,626	53.92%	1,000 Preferred L	100% Preferred L	96.63%

5% Beneficial Owners
Liu Zhongkuo	10,300,000	13.88%	-	*	*
Huang Po-yao	3,810,000	5.13%	-	*	*
Huang Yuan-Jhih	5,000,000	6.74%	-	*	*
Yu Szu-Wu	4,630,333	6.24%	-	*	*
Joy Success Co. Ltd. (2)	2,500,000	3.37%	1,000 Preferred L	100% Preferred L	93.14%
Maoming Ching Fund	150,614	*	2,083,333 Preferred A	100% Preferred A	*

*	Less than 1%.

(1)

Based on 74,228,185 shares of common stock, 2,083,333 shares of Series A Preferred, and 1,000 shares of Series L Preferred issued and outstanding as of March 25, 2026. Holders of Series A Preferred are entitled to one (1) vote per share. Holders of Series L Preferred are entitled to 1,000,000 votes per share.

(2)

Huang Huei-Ching is the control person of Joy Success Co. Ltd. and has voting and dispositive power over the securities held by Joy Success Co. Ltd. Thus, Huang Huei-Ching is deemed the beneficial owner of the securities held by Joy Success Co. Ltd. The registered address of Joy Success Co. Ltd is 4F, No. 155, Sec. 11, Xinsheng S. Rd., Daan District, Taipei City 106, Taiwan. Accordingly, Huang Huei-Ching holds a total of 37,500,000 shares of common stock, representing 50.52% of the outstanding common stock, along with 1,000 shares of Preferred L stock, which account for 100% of this class and confer 96.39% of the total voting power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has entered into certain related party transactions as described below. These transactions were reviewed and approved by the Company’s Board of Directors, ensuring that the terms were at least as favorable to the Company as those that could be obtained in arm’s-length transactions with unaffiliated third parties.

Related Parties	Relationship with company
Huang Huei-Ching	The Company’s President and Director and ultimate beneficial owner
Cui Yan	The Company’s Chief Financial Officer. He resigned as Chief Financial Officer and became a director since August 2024.
Li Chunguang	The Company’s Chief Financial Officer.
Yang Hsiao-Wen	The Company’s Chief Executive Officer
Huang Po-Yao	The Company’s Director before August 2024 and sibling of Huang Huei Ching.
Huang Tz-Ray	The Company’s Director and ceased to be a related party as resigned as a director in August 2024.
Worldwide Savants Capital Pty Ltd	Huang Huei-Ching is the Director of Worldwide Savants Capital
Bears Consulting & Management Co., Ltd	Huang Po-Yao is the Director of Bears Consulting & Management Co., Ltd

1)	Related party balance

	December 31, 2025	December 31, 2024
Due from a related party*
Huang Huei-Ching	$-	742

*	The balance as of December 31, 2024 is prepayment for an operating lease.

Due to related parties**
Huang Huei-Ching	298,588	182,309
Bears Consulting & Management Co., Ltd	4,463	5,002
Worldwide Savants Capital	16,445	-
	$319,496	187,311

**	The above balances are due on demand, interest-free and unsecured.

2)	Related party transactions

Name of related parties	Years ended December 31, 2025	Years ended December 31, 2024
Revenue
Worldwide Savants Capital Pty Ltd	$59,040	54,770
Bears Consulting & Management Co., Ltd	14,756	20,183
	$73,796	74,953

Lease expenses
Huang Huei-Ching	$37,066	140

Director Independence

The Company does not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees and Services

The following table sets forth fees billed or accrued by our independent registered public accountants for the fiscal years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024
Audit Fees	$81,000	$118,000
Audit Related Fees	4,050	5,900
Tax Fees	-	-
All other fees	-	-
Total	$85,050	$123,900

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditor for our financial statements for the fiscal year ended December 31, 2025.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) All Financial Statements.

See Index to Financial Statements in Part II, Item 8 of this Annual Report

(2) Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Noble Quests, Inc., filed on November 1, 2006 (incorporated by reference to Exhibit 3.1 to the registrant’s annual report on Form 10-K filed on October 15, 2009)

3.2	Certificate of Amendment to Articles of Incorporation of Noble Quests, Inc., effective February 18, 2008 (incorporated by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K filed on October 15, 2009)

3.3	Certificate of Amendment to Articles of Incorporation of Legend Media, Inc., filed on December 22, 2008 (incorporated by reference to Exhibit 3.3 to the registrant’s annual report on Form 10-K filed on October 15, 2009)

3.4	Certificate of Designation for the Series A Convertible Preferred Stock of Legend Media, Inc. filed on June 2, 2008 (incorporated by reference to Exhibit 3.4 to the registrant’s annual report on Form 10-K filed on October 15, 2009)

3.5	Certificate of Designation for the Series L Preferred Stock of Legend Media, Inc. filed on May 24, 2019 (incorporated by reference to Exhibit 3.5 to the registrant’s Form 10-12G filed on November 7, 2024)

3.6	Certificate of Amendment to Articles of Incorporation of Holistic Asset Finance Group Co., Ltd. filed on November 25, 2019 (incorporated by reference to Exhibit 3.6 to the registrant’s Form 10-12G filed on November 7, 2024)

3.7	Certificate of Amendment to Articles of Incorporation of Omega International Group, Inc. filed on January 4, 2022 (incorporated by reference to Exhibit 3.7 to the registrant’s Form 10-12G filed on November 7, 2024)

3.8	Certificate of Amendment to Articles of Incorporation of Holistic Asset Finance Group Co., Ltd. filed on October 23, 2024 (incorporated by reference to Exhibit 3.8 to the registrant’s Form 10-12G filed on November 7, 2024)

3.9	Bylaws of the registrant (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on November 7, 2006)

4.1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act

10.1	Financial Support Letter from Huang Huei-Ching dated December 31, 2023 (incorporated by reference to Exhibit 10.1 to the registrant's Form 10-12G filed on February 27, 2025)

10.2	Financial Support Letter from Bears Consulting & Management Co., Ltd. dated December 31, 2023 (incorporated by reference to Exhibit 10.2 to the registrant's Form 10-12G filed on February 27, 2025)

10.3	Employment Agreement between Huang Huei-Ching and Taiwan branch of Wombat Australia Holdings Pty Ltd, dated July 1, 2023 (incorporated by reference to Exhibit 10.3 to the registrant's Form 10-12G filed on February 27, 2025)

10.4	Employment Agreement between Yang Hsiao-Wen and Taiwan branch of Wombat Australia Holdings Pty Ltd, dated July 1, 2023 (incorporated by reference to Exhibit 10.4 to the registrant's Form 10-12G filed on February 27, 2025)

14.1	Code of Ethics and Business Conduct

19.1	Insider Trading Policy

21.1	List of Subsidiaries

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2026
Holistic Asset Finance Group Co., Ltd

	By:	/s/ Yang Hsiao-Wen
Yang Hsiao-Wen
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yang Hsiao-Wen	Chief Executive Officer (principal executive officer)	March 27, 2026
Yang Hsiao-Wen

/s/ Li Chunguang	Chief Financial Officer and Treasurer	March 27, 2026
Li Chunguang	(principal financial officer and principal accounting officer)

/s/ Huang Huei-Ching	President and Director	March 27, 2026
Huang Huei-Ching

/s/ Cui Yan	Director	March 27, 2026
Cui Yan