Form 10-Q
period 2026-03-31
Holistic Asset Finance Group Co., Ltd.
filed 2026-05-11
CIK 1367993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

As of May 11, 2026, there were 74,228,185 shares of the registrant’s common stock outstanding.

HOLISTIC ASSET FINANCE GROUP CO., LTD.

Quarterly Report on Form 10-Q

Period Ended March 31, 2026

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Holistic Asset Finance Group Co., Ltd

Condensed Financial Statements

For The Three Months Ended March 31, 2026 And 2025

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Balance Sheets

As of March 31, 2026 (Unaudited) and December 31,2025 (Audited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

		March 31,	December 31,
	Note	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$15,874	$15,413
Account receivable, net		949,034	-
Deposits, prepayments and other receivables	7	4,825	8,963
Total Current Assets		969,733	24,376
NON-CURRENT ASSETS
Deferred tax assets, net		-	13,355
Total Non Current Assets		-	13,355
TOTAL ASSETS		969,733	37,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable		820,350	-
Other payables	8	34,071	80,517
Due to related parties	9	409,670	319,496
Tax payable	10	23,530	-
Total current liabilities		1,287,621	400,013
TOTAL LIABILITIES		1,287,621	400,013

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Series A convertible preferred stock - 2,083,333 shares authorized, par value $0.001, 2,083,333 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively		2,083	2,083
Series L Preferred stock- 1,000 shares authorized, par value $0.001, 1,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively		1	1
Common stock - 600,000,000 shares authorized, par value $0.001, 74,228,185 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively		74,228	74,228
Additional paid-in capital		70,736,456	70,736,456
Accumulated deficit		(71,130,231)	(71,175,182)
Accumulated other comprehensive income		(425)	132
Total shareholders’ deficit		(317,888)	(362,282)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$969,733	$37,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

For the three months ended March 31, 2026 and 2025 (Unaudited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

		Three months ended March 31,	Three months ended March 31,
	Note	2026	2025

Revenue	4	$1,017,548	$263,638
Cost of revenue	5	(888,251)	(225,287)
Gross profit		129,297	38,351

Operating expenses
General and administrative expenses	6	(56,199)	(53,606)
Profit/(Loss) from operations		73,098	(15,255)

Other income, net:
Foreign exchange income		12,887	2,487
Other expenses		(6)	(34)
Total other income, net		12,881	2,453

Profit/(Loss) before income taxes		85,979	(12,802)

Income tax expenses		(41,028)	-
Net profit/(loss)		44,951	(12,802)
Foreign currency translation adjustment		(557)	(154)
Total Comprehensive income/(loss)		$44,394	$(12,956)

Weighted average shares outstanding:
Basic		74,228,185	70,928,185
Diluted		76,311,518	70,928,185

Earnings/(Loss) per share
Basic		$0.0006	$(0.0002)
Diluted		$0.0006	$(0.0002)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the three months ended March 31, 2026 and 2025 (Unaudited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

	Series A Preferred Stock		Series L Preferred Stock		Common Stock		Additional		Accumulated other	Total
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive income/(loss)	Stockholders’ Deficit
Balance – January 1,2025	2,083,333	$2,083	1,000	$1	70,928,185	$70,928	$70,736,456	$(71,038,015)	$724	$(227,823)
Net loss	-	-	-	-	-	-	-	(12,802)	-	(12,802)
Other comprehensive loss	-	-	-	-	-	-	-	-	(154)	(154)
Balance – March 31,2025	2,083,333	$2,083	1,000	$1	70,928,185	$70,928	$70,736,456	$(71,050,817)	$570	$(240,779)

Balance – January 1,2026	2,083,333	$2,083	1,000	$1	74,228,185	$74,228	$70,736,456	$(71,175,182)	$132	$(362,282)
Net Profit	-	-	-	-	-	-	-	44,951	-	44,951
Other comprehensive loss	-	-	-	-	-	-	-	-	(557)	(557)
Balance – March 31,2026	2,083,333	$2,083	1,000	$1	74,228,185	$74,228	$70,736,456	$(71,130,231)	$(425)	$(317,888)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2026 and 2025 (Unaudited)

	Three months ended March 31,	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$44,951	$(12,802)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use assets	-	224
Deferred tax expenses	13,869	-
Changes in operating assets and liabilities:
Account receivable	(955,643)	6,106
Account payable	826,063	-
Deposits, prepayments and other receivables	4,325	3,126
Due from a related party	-	174,705
Due to related parties	90,174	(141,773)
Advance from customers	-	(10,072)
Other payables	(46,779)	(32,387)
Tax payable	23,695	(2,478)
Net cash provided by/(used in) operating activities	$655	$(15,351)

Net increase/(decrease) in cash	655	(15,351)
Effect of exchange rates on cash	(194)	127
Cash and restricted cash, beginning of year	15,413	17,409
Cash and restricted cash, end of period	$15,874	$2,185

The accompanying notes are an integral part of these condensed consolidated financial statements

Holistic Asset Finance Group Co., Ltd

Notes to the Condensed Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025 (Unaudited)

NOTE 1 — Organization and Business description

Holistic Asset Finance Group Co., Ltd. (the “Company”) was incorporated in Nevada on March 16, 1998 as Noble Quests Inc. The Company changed its name to Legend Media, Inc. on February 11, 2008. The Company changed its name to Holistic Asset Finance Group Co., Ltd., on November 25, 2019. The Company changed its name to Omega International Group, Inc., with the State of Nevada on January 03, 2022. The Company changed its name back to Holistic Asset Finance Group Co., Ltd. on October 23, 2024. The company is a holding company and conducts its primary operations through export trading activities of various products and provides marketing services, including digital marketing and offline advertising, as well as video production services, through its indirectly held wholly owned subsidiary that is incorporated and domiciled in Australia, namely Wombat Australia Holdings Pty Ltd (“Wombat” or “Wombat Australia”).

Details of the Company and its subsidiaries (the “Group) are set out in the table as follows:

Name of Entity	Background	Ownership	Principle activities
Holistic Asset Finance Group Co., Ltd.	U.S.A	Parent	Holding company

Wombat Australia Holdings Pty Ltd	Australia	100%	Engages in export trading activities of various products and provides marketing services, including digital marketing and offline advertising, as well as video production services.

On January 03, 2022, the Company filed a Certificate of Amendment with Nevada Secretary of State to amend the name of Corporation to Omega International Group, Inc.

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

On October 23, 2024, the Company filed a Certificate of Amendment with Nevada Secretary of State to change the name of Corporation back to Holistic Asset Finance Group Co., Ltd.

On July 12, 2022, the Company entered into a Share Exchange Agreement with Wombat, pursuant to which the Company issued 2,000,000 shares of common stock, par value (the “Acquisition Shares”) in exchange for 100 % equity ownership stake in Wombat (the “Acquisition”). Following the Acquisition, the Company became the 100% equity holder in Wombat.

NOTE 2 — Summary of significant accounting policies

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

Contract balances

Accounts receivable represent revenue recognized when the Group has satisfied the Group’s performance obligation and has the unconditional rights to payment. Unearned revenue consists of payments received or awards to customers related to unsatisfied performance obligation at the end of the period, included in advance from customers in the Group’s condensed consolidated balance sheets with the balance of $Nil and $Nil as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, Nil and $10,000 of revenue recognized was included in the Group’s advance from customers’ balance as of December 31, 2025 and 2024.

Disaggregation of revenue

For three months ended March 31, 2026 and 2025, the disaggregation of revenue by major revenue streams is as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Product sales	$244,896	-
Service revenue	772,652	263,638
Total	$1,017,548	263,638

	Three months ended March 31, 2026	Three months ended March 31, 2025
Singapore	$826,536	10,486
Taiwan	191,012	14,995
Hong Kong	-	238,157
	$1,017,548	263,638

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred for the three months ended March 31, 2026 and 2025.

Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits, which includes deposits with original maturities of three months or less with commercial banks. The Group’s cash and cash equivalents are not subject to any restrictions.

Accounts Receivable

Accounts receivables include trade accounts due from customers. The Group maintains an allowance for credit losses which reflects its best estimate of amounts that potentially will not be collected. The Group determines the allowance for credit losses taking into consideration various factors including but not limited to historical collection experience and credit-worthiness of the debtors as well as the age of the individual receivables balance. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Group to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. The Group adopted this guidance effective January 1, 2023. The Group makes specific bad debt provisions based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections and future economic conditions (extend data and macroeconomic factors). Account balances are charged off against the allowance after all means of collection have been exhausted and the likelihood of collection is not probable. As of March 31, 2026 and December 31, 2025, the Group does not consider an allowance for doubtful accounts to be necessary.

Deposits, prepayments and other receivables

Deposits, prepayments and other receivables primarily consist of input GST tax, rental deposit and prepayments for services, which are presented net of allowance for doubtful accounts. Prepayment and other assets are classified as either current or non-current based on the terms of the respective agreements. The Group maintains a provision for doubtful accounts to state prepayments at their estimated realizable value based on a variety of factors, including the possibility of releasing the prepayments into service and historical experience. As of March 31, 2026 and December 31, 2025, no provision for doubtful accounts for deposits, prepayments and other receivables was made.

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

The Group incurred an income of $44,951 and net loss of 12,802 for the three months ended March 31, 2026 and 2025. Therefore, the effect of convertible preferred stock outstanding is anti-dilutive during the three months ended March 31, 2025. As of both March 31, 2026 and March 31, 2025, the Company had 2,083,333 shares of convertible preferred stock outstanding. On March 31, 2025 the potentially dilutive shares were excluded from diluted loss per share because of their anti-dilutive effect.

The following is an analysis of the differences between basic and diluted earnings per common share. For the three months ended March 31, 2026 and 2025.

Net income/(loss)	$44,951	(12,802)
Weighted average shares outstanding	74,228,185	70,928,185
Diluted effect of convertible preferred stocks	2,083,333	-
Weighted average shares – diluted	76,311,518	70,928,185

Earnings/(Loss) per share:
Basic	$0.0006	(0.0002)
Diluted	$0.0006	(0.0002)

Comprehensive income/(loss)

ASC Topic 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events from non-owner sources. The component of comprehensive loss totalling $557 and comprehensive loss totalling $154 for the three months ended March 31, 2026 and 2025, respectively, related to foreign currency translation adjustment.

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

Rates that were used in creating the condensed consolidated financial statements:

	March 31, 2026	March 31, 2025
Balance sheet items, except for equity accounts	AUD$1 = 0.6845USD	AUD$1 = 0.6235USD
Items in the statements of income and cash flows	AUD$1 = 0.6893USD	AUD$1 = 0.6228USD

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

Assets that potentially subject the Group to a concentration of credit risk primarily consist of cash, accounts receivable and other current assets. The maximum exposure of such assets to credit risk is their carrying amounts as at the balance sheet dates. As of March 31, 2026 and December 31, 2025, the aggregate amount of cash of $15,874 and $15,413, respectively, was held at major financial institutions in Australia and Taiwan, where there are AUD 250,000 in Australia and TWD 3,000,000 in Taiwan deposit insurance limit for a legal entity’ balance at major financial institutions in Australia and Taiwan. To limit the exposure to credit risk relating to deposits, the Group primarily places cash deposits with large financial institutions. As a result, the amounts not covered by Australian Prudential Regulation Authority and Central Deposit Insurance Corporation were nil and nil as of March 31, 2026 and 2025. The Group conducts credit evaluations of its customers and suppliers, and generally does not require collateral or other security from them. The Group establishes an accounting policy to provide for allowance for doubtful accounts based on the individual customer’s and supplier’s financial condition, credit history, and the current economic conditions.

(b) Significant customers

In the three months ended March 31, 2026, two third-party customers accounted for 75%, 10% of the Group’s revenues. In the three months ended March 31, 2025, one third party customer accounted for 87% of the Group’s revenues.

(c) Significant suppliers

In the three months ended March 31, 2026, two third-party suppliers accounted for 84%, 16% of the Group’s purchases. In the three months ended March 31, 2025, one third-party supplier accounted for 99% of the Group’s purchases, respectively.

(d) Significant account receivable

As of March 31, 2026, one third-party customer accounted for 81% of the Group’s accounts receivable. As of December 31, 2025, the Group’s accounts receivable is Nil.

(e) Significant account payable

As of March 31, 2026, two third-party suppliers accounted for 90%, 10% of the Group’s accounts payable. As of December 31, 2025, the Group’s accounts payable is Nil.

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

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The adoption of this ASU did not have any material impact on the Group’s condensed consolidated financial statements and disclosure.

In March 2024, the FASB issued ASU 2024-01, “Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), which intends to improve clarity and operability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of this ASU did not have any material impact on the Group’s condensed consolidated financial statements and disclosure.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concept Statements” (“ASU 2024-02”). ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU did not have any material impact on the Group’s condensed consolidated financial statements and disclosure.

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

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326, Financial Instruments—Credit Losses, and introduces a practical expedient available for all entities and an accounting policy election available for all entities, other than public business entities, that elect the practical expedient. These changes apply to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from contracts with customers. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This simplifies the estimation process for short-term financial assets. ASU 2025-05 is effective for the Group’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied on a prospective basis. The adoption of this ASU did not have any material impact on the Group’s condensed consolidated financial statements and disclosure.

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

The Group does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Group’s condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

NOTE 3 — Going concern

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Group had an accumulated deficit on March 31, 2026 of $71,130,231 and on March 31, 2025 of $71,050,817. The Group incurred net income of $44,951 and had net cash provided by operating activities of $655 for the three months ended March 31, 2026. As of March 31, 2026, the Group had net current liability of $317,888.

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

The board of directors believes the Group has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the condensed consolidated financial statements for the three months ended March 31, 2026.

NOTE 4 — Revenue

	Three months ended March 31, 2026	Three months ended March 31, 2025
Product sales	$244,896	-
Service revenue	772,652	263,638
	$1,017,548	$263,638

NOTE 5 — Cost of revenue

	Three months ended March 31, 2026	Three months ended March 31, 2025
Product sales	$146,308	-
Service revenue	741,943	225,287
	$888,251	$225,287

NOTE 6 — General and administration expenses

	Three months ended March 31, 2026	Three months ended March 31, 2025
Wage, salary and insurance	$20,754	13,015
Lease	12,572	16,016
Legal & professional fee	16,982	17,935
General expense	5,891	6,640
	$56,199	$53,606

NOTE 7 — Deposits, prepayments and other receivables

	March 31, 2026	December 31, 2025
Prepayments	$3,013	3,750
Rental deposit	256	273
CIT recoverable	-	3,336
GST tax	1,556	1,604
	$4,825	$8,963

NOTE 8 — Other payables

	March 31, 2026	December 31, 2025
Wage, salary and insurance	$10,215	8,692
Service fee	23,856	71,382
Others	-	443
	$34,071	$80,517

NOTE 9 — Related parties transactions and balance

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.

The related parties that had transactions for the three months ended March 31, 2026 and 2025 or balances with the Group as of March 31, 2026 and December 31, 2025 consisted of:

Related Parties	Relationship with company
Huang Huei-Ching	The Company’s President and Director and ultimate beneficial owner
Cui Yan	The Company’s Director.
Li Chunguang	The Company’s Chief Financial Officer.
Yang Hsiao-Wen	The Company’s Chief Executive Officer
Huang Po-Yao	Sibling of Huang Huei Ching.
Worldwide Savants Capital Pty Ltd	Huang Huei-Ching is the Director of Worldwide Savants Capital
Bears Consulting & Management Co., Ltd	Huang Po-Yao is the Director of Bears Consulting & Management Co., Ltd

1)	Related party balance

	March 31, 2026	December 31, 2025
Due to related parties**
Huang Huei-Ching	390,177	298,588
Bears Consulting & Management Co., Ltd	4,193	4,463
Worldwide Savants Capital	15,300	16,445
	$409,670	319,496

**	The above balances are due on demand, interest-free and unsecured.

2)	Related party transactions

Name of related parties	Three months for March 31, 2026	Three months for March 31, 2025
Revenue
Worldwide Savants Capital Pty Ltd	$-	10,486
Bears Consulting & Management Co., Ltd	-	14,995
	$-	25,481

Lease expenses
Huang Huei-Ching	$9,925	9,609
	$9,925	9,609

NOTE 10 — Taxes

(a)	Corporate Income Taxes (“CIT”)

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

i)	The components of the income tax provision are as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Current income tax expenses	27,159	-
Deferred income tax expenses	13,869	-
Income tax expenses	$41,028	-

ii)	The following table reconciles Australia statutory rates to the Group’s income tax expenses:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Income/(loss) before tax	$85,979	(12,802)
Australia statutory income tax rate	25%	25%
Provision for income taxes	21,495	(3,201)
Non-taxable income taxes	(3,220)	(9,207)
Non-deductible expenses	5,287	-
Change in valuation allowance	-	20,777
Others	17,466	(8,369)
Income tax expenses	$41,028	-

Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Group’s deferred tax assets and deferred tax liabilities were as follows:

	March 31, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carry forward	$-	13,355
Total deferred tax assets
Less: valuation allowance	-	-
Deferred tax assets, net	$-	13,355

iii)	The following summarizes deferred assets, net and liabilities resulting from differences between financial accounting basis and tax basis of assets and liabilities:

	March 31, 2026	December 31, 2025
Deferred tax assets, net:
Balance as of beginning	$13,355	-
Addition	-	12,948
Utilization	(13,869)	-
Foreign currency translation adjustments	514	407
Ending balance	$-	13,355

The deferred tax liabilities are nil and nil as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 and December 31, 2025, the amount of tax loss carry-forwards of the Group was as following:

Location	March 31, 2026	December 31, 2025
Nevada	$-	-
Australia	-	352
Taiwan	-	66,334
	$-	66,686

(b)	Tax payable

Taxes payable consist of the following:

	March 31, 2026	December 31, 2025
Income tax payable	$23,530	-
	$23,530	-

NOTE 11 — Stockholder’s equity

On May 31, 2019, the Company amended its Articles of Incorporation (the “Amendment”), to increase our authorized shares from 137,000,000 shares to 610,000,000 shares, of which 600,000,000 are common stock and 10,000,000 are preferred stock.

Preferred stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share (the “Preferred Stock”). The board of directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series A Preferred Stock

The Company designated 2,083,333 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A”), which votes 1:1 to common stock on an as converted basis, enjoys senior liquidation preferences to the common stock, and is convertible to common stock on a broad-based weighted average basis at a $2.40 original issue price. Section 5 of the Certificate of Designation gives the Series A the right to veto any amendment to the Certificate of Designation or the issuance of any class of preferred stock which has rights senior to or have priority over the Series A.

During the period ended March 31, 2026 and 2025, the Company did not issue any Series A.

As of March 31, 2026, and December 31, 2025, the Company had 2,083,333 shares of Series A issued and outstanding, respectively.

Series L Preferred Stock

On May 24, 2019, the Company filed a Certificate of Designation of Series L Preferred Stock, par value $0.001 per share (“Series L”) with the Secretary of State of Nevada. The number of shares of Series L Stock designated is 1,000 shares. The Series L are entitled to vote with the common stock at a ratio of 1,000,000 votes per share of Series L. The Series L do not have rights to dividends, have a liquidation preference junior to the Series A but senior to the common stock, have no redemption rights and are not convertible into common stock.

During the period ended of March 31, 2026 and 2025, the Company did not issue any Series L.

As of March 31, 2026, and December 31, 2025, the Company had 1,000 shares of Series L issued and outstanding, respectively.

Common Stock

The Company has authorized 600,000,000 common shares with a par value of $0.001 per share.

On April 21, 2020, the Company issued 20,000,000 shares of common stock (the “2020 Issuance Shares”) to its CEO, Liu Zhongkuo at a purchase price of $0.001 per 2020 Issuance Share. Mr. Liu paid for the 2020 Issuance Shares by forgiving $20,000 of debt owed to him by the Company.

On July 12, 2022, the Company entered into a Share Exchange Agreement with Wombat, pursuant to which the Company issued the Acquisition Shares for the Acquisition. Following the Acquisition, the Company became the 100% equity holder in Wombat.

On June 05, 2024, the Company issued 35,000,000 shares of common stock (the “2024 Issuance Shares”) to its director, Huang Huei-Ching at a purchase price of $0.001 per 2024 Issuance Share. Ms. Huang paid for the 2024 Issuance Shares by forgiving $35,000 of debt owed to her by the Company.

On September 12, 2025, the Company issued 3,300,000 shares of common stock (the “2025 Issuance Shares”) to three new shareholders at a purchase price of $0.001 per 2025 Issuance Share. All new investors paid for the shares in cash.

As of March 31, 2026, and December 31, 2025, the Company had 74,228,185 shares of common stock issued and outstanding, respectively.

Note 12 — Commitments and contingencies

From time to time, the Group is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Group does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of March 31, 2026, and December 31, 2025, the Group has no outstanding litigation.

NOTE 13 — Segment Information

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

The CODM evaluates performance and allocates resources based on condensed consolidated net profit or loss. Segment assets are reported on a condensed consolidated basis and are consistent with total assets presented in the condensed consolidated balance sheets.

	Three months ended March 31, 2026	Three months ended March 31, 2025
Segment revenue	$1,017,548	263,638
Less:
Cost of service	(741,120)	(221,294)
Cost of products	(144,952)	-
Wages, salaries & insurance	(22,933)	(17,008)
Lease expenses	(12,572)	(16,016)
Legal & professional fees	(16,982)	(17,935)
General expenses	(5,891)	(6,640)
Segment income/loss from operations	$73,098	(15,255)
Reconciliation:
Foreign exchange gain	12,887	2,487
Other expenses	(6)	(34)
Income tax expenses	(41,028)	-
Net income/(loss) after taxes	$44,951	(12,802)

Note 14 — Subsequent events

The Group has evaluated subsequent events from March 3l, 2026 to the date the condensed consolidated financial statements were issued and has determined that there are no items to disclose other than those disclosed elsewhere in this report.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

For the three months ended March 31, 2026 and 2025, our Digital Marketing and Video Production business generated service revenues of $772,652 and $263,638, respectively, accounting for approximately 75.9% and 100% of our total revenues.

Products Sale and Export Trading. The Company focuses on export trading activities of various products. The Company also provides sourcing, procurement and trading services based on customer demand. For the three months ended March 31, 2026 and 2025, our Products Sale and Export Trading business generated revenues of $244,896 and nil, respectively, accounting for approximately 24.1% and 0% of our total revenues.

Recent Developments

In 2026, the Company further expanded its business operations by commencing export trading activities of various products. During the three months ended March 31, 2026, the Company generated export trading revenue of $244,896. The Company expects this business line to further diversify its revenue streams and expand its commercial presence across global markets.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended March 31, 2026 and 2025, together with the corresponding period-over-period changes.

	Three months ended March 31,	Three months ended March 31,
	2026	2025

Revenue	$1,017,548	$263,638
Cost of revenue	(888,251)	(225,287)
Gross profit	129,297	38,351

Operating expenses
General and administrative expenses	(56,199)	(53,606)
Profit/(Loss) from operations	73,098	(15,255)

Other income, net:
Foreign exchange income	12,887	2,487
Other expenses	(6)	(34)
Total other income, net	12,881	2,453

Profit/(Loss) before income taxes	85,979	(12,802)

Income tax expenses	(41,028)	-
Net profit/(loss)	44,951	(12,802)
Foreign currency translation adjustment	(557)	(154)
Total Comprehensive income/(loss)	$44,394	$(12,956)

Revenue

Total revenue increased significantly by 286.0%, from $263,638 for the three months ended March 31, 2025 to $1,017,548 for the three months ended March 31, 2026.

●	Service Revenue: A significant increase driven by the continued expansion of the Company’s integrated marketing services and the execution of larger-scale marketing campaigns, including both online and offline promotional activities. The Company experienced higher demand from new and existing clients, resulting in a material increase in project size and volume.

●	Products Sale and Export Trading: Product sales of $244,896 were recognized for the three months ended March 31, 2026, compared to nil for the same period in 2025, as the Company commenced and expanded its export trading activities. Revenue was recognized during the period as transactions met revenue recognition criteria, contributing to the diversification of the Company’s revenue streams.

Cost of Revenue

Cost of revenue increased significantly by $662,964, or approximately 294.3%, from $225,287 for the three months ended March 31, 2025 to $888,251 for the three months ended March 31, 2026, primarily due to increased direct advertising and campaign execution costs associated with larger-scale marketing projects, as well as higher service delivery costs, including personnel costs and third-party service fees required to support expanded operations. In addition, the increase was also attributable to the commencement of export trading activities, which resulted in additional direct costs recognized during the period.

Gross Profit

Gross profit increased by $90,946, or approximately 237.1%, to $129,297 for the three months ended March 31, 2026, from $38,351 for the same period in 2025. The increase was primarily driven by higher revenue.

Operating Expenses

Operating expenses increased by 4.8%, from $53,606 for the three months ended March 31, 2025 to $56,199 for the three months ended March 31, 2026. The material changes were due to:

●	Wages, salaries and insurance expenses increased by 59.5%, from $13,015 in 2025 to $20,754 in 2026, primarily due to primarily due to increased payroll and staff-related costs during the period.

●	Lease expenses decreased by 21.5%, from $16,016 in 2025 to $12,572 in 2026, due to lower rental expenses under the Company’s lease arrangements during the period.

Net Profit/(Loss)

Net profit was $44,951 for the three months ended March 31, 2026, compared to a net loss of $12,802 for the same period in 2025. The improvement was primarily driven by strong revenue growth and improved operating performance, partially offset by income tax expenses of $41,028 recognized during the period.

Liquidity & Capital Resources

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Group had an accumulated deficit of $71,130,231 as of March 31, 2026, compared to $71,175,182 as of December 31, 2025.

The Group generated net profit of $44,951 and had net cash provided by operating activities of $655 for the three months ended March 31, 2026.

As of March 31, 2026, the Group had a net current liability of $317,888.

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

The board of directors believes the Group has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the condensed consolidated financial statements for the three months ended March 31, 2026.

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

Critical Accounting Policies and Estimates

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. GAAP and pursuant to the rules and regulations of the SEC.

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

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The adoption of this ASU did not have any material impact on the Group’s condensed consolidated financial statements and disclosure.

In March 2024, the FASB issued ASU 2024-01, “Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), which intends to improve clarity and operability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of this ASU did not have any material impact on the Group’s condensed consolidated financial statements and disclosure.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concept Statements” (“ASU 2024-02”). ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU did not have any material impact on the Group’s condensed consolidated financial statements and disclosure.

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

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326, Financial Instruments—Credit Losses, and introduces a practical expedient available for all entities and an accounting policy election available for all entities, other than public business entities, that elect the practical expedient. These changes apply to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from contracts with customers. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This simplifies the estimation process for short-term financial assets. ASU 2025-05 is effective for the Group’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied on a prospective basis. The adoption of this ASU did not have any material impact on the Group’s condensed consolidated financial statements and disclosure.

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

The Group does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Group’s condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2026. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because we became subject to the reporting requirements of the Exchange Act upon the effectiveness of our Form 10 filed on February 27, 2025, we are treated as a newly public company for purposes of Item 308(a) of Regulation S-K. Under the SEC’s guidance for newly public companies, management’s annual report on internal control over financial reporting is not required until our second annual report after becoming subject to the Exchange Act. As a result, our Annual Report on Form 10-K for the year ended December 31, 2025 did not include management’s report on internal control over financial reporting, and we expect to include management’s report beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. No management report on internal control over financial reporting or auditor attestation is required or provided with this Quarterly Report on Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this report.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408 of Regulation S-K, during the fiscal quarter ended March 31, 2026.

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

Date: May 11, 2026	Holistic Asset Finance Group Co., Ltd.

/s/ Yang Hsiao-Wen
	Name:	Yang Hsiao-Wen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chunguang
	Name:	Li Chunguang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)