Form 10-Q
period 2026-06-30
Holistic Asset Finance Group Co., Ltd.
filed 2026-08-12
CIK 1367993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

As of August 12, 2026, there were 74,228,185 shares of the registrant’s common stock outstanding.

HOLISTIC ASSET FINANCE GROUP CO., LTD.

Quarterly Report on Form 10-Q

Period Ended June 30, 2026

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Holistic Asset Finance Group Co., Ltd

Condensed Financial Statements

For The Six Months Ended June 30, 2026 And 2025

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Balance Sheets

As of June 30, 2026 (Unaudited) and December 31, 2025 (Audited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

		June 30,	December 31,
	Note	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$47,849	$15,413
Account receivable, net	7	320,978	-
Deposits, prepayments and other receivables	8	21,733	8,963
Advance to supplier	9	1,199,506	-
Total Current Assets		1,590,066	24,376
NON-CURRENT ASSETS
Deferred tax assets, net		-	13,355
Total Non Current Assets		-	13,355
TOTAL ASSETS		1,590,066	37,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	10	225,722	-
Advance from customers	11	1,271,111	-
Other payables	12	47,393	80,517
Due to related parties	13	380,205	319,496
Tax payable	14	32,992	-
Total current liabilities		1,957,423	400,013
TOTAL LIABILITIES		1,957,423	400,013

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Series A convertible preferred stock - 2,083,333 shares authorized, par value $0.001, 2,083,333 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively		2,083	2,083
Series L Preferred stock- 1,000 shares authorized, par value $0.001, 1,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively		1	1
Common stock - 600,000,000 shares authorized, par value $0.001, 74,228,185 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively		74,228	74,228
Additional paid-in capital		70,736,456	70,736,456
Accumulated deficit		(71,180,064)	(71,175,182)
Accumulated other comprehensive (loss)/income		(61)	132
Total shareholders’ deficit		(367,357)	(362,282)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,590,066	$37,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three months and six months ended June 30, 2026 and 2025 (Unaudited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

		Three months ended June 30,		Six months ended June 30,
	Note	2026	2025	2026	2025

Revenue	4	$1,045,109	190,025	$2,062,657	453,663
Cost of revenue	5	(974,111)	(147,259)	(1,862,362)	(372,546)
Gross profit		70,998	42,766	200,295	81,117

Operating expenses
General and administrative expenses	6	(63,875)	(32,916)	(120,074)	(86,522)
Profit/(Loss) from operations		7,123	9,850	80,221	(5,405)

Other expenses, net:
Interest income		34	12	34	12
Foreign exchange loss		(47,341)	(19,744)	(34,454)	(17,257)
Other expenses		(11)	(38)	(17)	(72)
Total other expenses, net		(47,318)	(19,770)	(34,437)	(17,317)

(Loss)/Profit before income taxes		(40,195)	(9,920)	45,784	(22,722)

Income tax expenses		(9,638)	-	(50,666)	-
Net loss		(49,833)	(9,920)	(4,882)	(22,722)
Foreign currency translation adjustment		364	(1,827)	(193)	(1,981)
Total comprehensive loss		$(49,469)	(11,747)	$(5,075)	(24,703)

Weighted average shares outstanding:
Basic		74,228,185	70,928,185	74,228,185	70,928,185
Diluted		74,228,185	70,928,185	74,228,185	70,928,185

Loss per share
Basic		$(0.0007)	(0.0001)	$(0.0001)	(0.0003)
Diluted		$(0.0007)	(0.0001)	$(0.0001)	(0.0003)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the six months ended June 30, 2026 and 2025 (Unaudited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

	Series A Preferred Stock		Series L Preferred Stock		Common Stock		Additional		Accumulated other	Total
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive income/(loss)	Stockholders’ Deficit
Balance – January 1, 2025	2,083,333	$2,083	1,000	$1	70,928,185	$70,928	$70,736,456	$(71,038,015)	$724	$(227,823)
Net loss	-	-	-	-	-	-	-	(22,722)	-	(22,722)
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,981)	(1,981)
Balance – June 30, 2025	2,083,333	$2,083	1,000	$1	70,928,185	$70,928	$70,736,456	$(71,060,737)	$(1,257)	$(252,526)

Balance – January 1, 2026	2,083,333	$2,083	1,000	$1	74,228,185	$74,228	$70,736,456	$(71,175,182)	$132	$(362,282)
Net loss	-	-	-	-	-	-	-	(4,882)	-	(4,882)
Other comprehensive loss	-	-	-	-	-	-	-	-	(193)	(193)
Balance – June 30, 2026	2,083,333	$2,083	1,000	$1	74,228,185	$74,228	$70,736,456	$(71,180,064)	$(61)	$(367,357)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2026 and 2025 (Unaudited)

	Six months ended June 30,	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,882)	$(22,722)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization of operating lease right-of-use assets	-	407
Deferred tax expenses	14,136	-
Changes in operating assets and liabilities:
Account receivable	(321,047)	(56,388)
Deposits, prepayments and other receivables	(12,467)	616
Due from a related party	-	5,127
Due to related parties	45,618	56,952
Advance to supplier	(1,199,762)	-
Account payable	225,770	60,000
Advance from customers	1,271,382	(10,215)
Other payables	(33,731)	(42,441)
Tax payable	33,000	(2,513)
Net cash provided by/(used in) operating activities	$18,017	$(11,177)

Net increase/(decrease) in cash	18,017	(11,177)
Effect of exchange rates on cash	14,419	560
Cash and restricted cash, beginning of year	15,413	17,409
Cash and restricted cash, end of period	$47,849	$6,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Notes to the Condensed Consolidated Financial Statements

For the six months ended June 30, 2026 and 2025 (Unaudited)

NOTE 1 — Organization and Business description

Holistic Asset Finance Group Co., Ltd. (the “Company”) was incorporated in Nevada on March 16, 1998 as Noble Quests Inc. The Company changed its name to Legend Media, Inc. on February 11, 2008. The Company changed its name to Holistic Asset Finance Group Co., Ltd., on November 25, 2019. The Company changed its name to Omega International Group, Inc., with the State of Nevada on January 03, 2022. The Company changed its name back to Holistic Asset Finance Group Co., Ltd. on October 23, 2024. The company is a holding company and conducts its primary operations through export trading activities of various products, provides marketing services, including digital marketing, offline advertising, and video production services, and offers integrated supplier chain consulting service, through its indirectly held wholly owned subsidiary that is incorporated and domiciled in Australia, namely Wombat Australia Holdings Pty Ltd (“Wombat” or “Wombat Australia”).

Details of the Company and its subsidiaries (the “Group) are set out in the table as follows:

Name of Entity	Background	Ownership	Principle activities
Holistic Asset Finance Group Co., Ltd.	U.S.A	Parent	Holding company

Wombat Australia Holdings Pty Ltd	Australia	100%	Engages in export trading activities of various products, provides marketing services, including digital marketing, offline advertising, and video production services, and offers integrated supplier chain consulting service.

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

On May 28, 2026, the Company submitted its application to qualify for quotation on the OTCQB Venture Market operated by OTC Markets Group Inc. On July 13, 2026, the Company received approval for quotation on the OTCQB Venture Market, and the Company’s common stock commenced trading on OTCQB under its existing trading symbol.

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

Revenue recognition

The Group engages in export trading activities of various products, provides marketing services, including digital marketing, offline advertising, and video production services, and offers integrated supplier chain consulting service. The Group has adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified ASC 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Group applies the following steps:

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

The Group also generates revenue by providing integrated supplier chain consulting service to customers on a fixed-price basis or as agreed under individual contracts. The Group’s performance obligation is to provide the agreed supply chain consulting services. Revenue is recognized at the point in time when the agreed services have been completed and accepted by the customer, as control of the services has been transferred and the Group has no further performance obligations.

Contract balances

Accounts receivable represent revenue recognized when the Group has satisfied the Group’s performance obligation and has the unconditional rights to payment. Unearned revenue consists of payments received or awards to customers related to unsatisfied performance obligation at the end of the period, included in advance from customers in the Group’s condensed consolidated balance sheets with the balance of $1,271,111 and $Nil as of June 30, 2026 and December 31, 2025, respectively. For the three months ended June 30, 2026 and 2025, $Nil and $Nil of revenue recognized was included in the Group’s advance from customers’ balance as of December 31, 2025 and 2024. For the six months ended June 30, 2026 and 2025, $Nil and $10,000 of revenue recognized was included in the Group’s advance from customers’ balance as of December 31, 2025 and 2024.

Disaggregation of revenue

For three months and six month ended June 30, 2026 and 2025, the disaggregation of revenue by major revenue streams is as follows:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Product sales	$323,621	-
Service revenue	721,488	190,025
Total	$1,045,109	190,025

	Six months ended June 30, 2026	Six months ended June 30, 2025
Product sales	$568,517	-
Service revenue	1,494,140	453,663
Total	$2,062,657	453,663

	Three months ended June 30, 2026	Three months ended June 30, 2025
Singapore	$15,929	36,364
Mainland China	318,901	-
Taiwan	3,681	213
Hong Kong	308,473	153,448
Germany	271,582	-
Australia	126,543	-
	$1,045,109	190,025

	Six months ended June 30, 2026	Six months ended June 30, 2025
Singapore	$842,465	46,850
Mainland China	318,901	-
Taiwan	194,693	15,208
Hong Kong	308,473	391,605
Germany	271,582	-
Australia	126,543	-
	$2,062,657	453,663

The Group recognizes revenue based on the location of the customer at the time of sale or service delivery.

Cost of revenues

The Group’s product cost includes purchase price, shipping cost and warehousing cost for various products. The Group’s service cost primarily includes salaries and related staff costs for personnel providing marketing services (including digital marketing, offline advertising and video production services) and integrated supplier chain consulting service, as well as other direct costs incurred in delivering these services, including online advertising expenses, costs associated with organizing and conducting offline promotional and marketing events, and costs related to integrated supplier chain consulting service.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred for the three months and six months ended June 30, 2026 and 2025.

Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits, which includes deposits with original maturities of three months or less with commercial banks. The Group’s cash and cash equivalents are not subject to any restrictions.

Accounts Receivable

Accounts receivables include trade accounts due from customers. The Group maintains an allowance for credit losses which reflects its best estimate of amounts that potentially will not be collected. The Group determines the allowance for credit losses taking into consideration various factors including but not limited to historical collection experience and credit-worthiness of the debtors as well as the age of the individual receivables balance. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Group to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. The Group adopted this guidance effective January 1, 2023. The Group makes specific bad debt provisions based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections and future economic conditions (extend data and macroeconomic factors). Account balances are charged off against the allowance after all means of collection have been exhausted and the likelihood of collection is not probable. As of June 30, 2026 and December 31, 2025, the Group does not consider an allowance for doubtful accounts to be necessary.

Deposits, prepayments and other receivables

Deposits, prepayments and other receivables primarily consist of input GST tax, rental deposit and prepayments for services, which are presented net of allowance for doubtful accounts. Prepayment and other assets are classified as either current or non-current based on the terms of the respective agreements. The Group maintains a provision for doubtful accounts to state prepayments at their estimated realizable value based on a variety of factors, including the possibility of releasing the prepayments into service and historical experience. As of June 30, 2026 and December 31, 2025, no provision for doubtful accounts for deposits, prepayments and other receivables was made.

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

The Group incurred a loss of $49,833 and $9,920 for the three months ended June 30, 2026 and 2025. Therefore, the effect of convertible preferred stock outstanding is anti-dilutive during the three months ended June 30, 2026 and 2025. As of both June 30, 2026 and June 30, 2025, the Company had 2,083,333 shares of convertible preferred stock outstanding. On June 30, 2026 and 2025, the potentially dilutive shares were excluded from diluted loss per share because of their anti-dilutive effect.

The Group incurred a net loss of $4,882 and $22,722 for the six months ended June 30, 2026 and 2025. Therefore, the effect of the outstanding convertible preferred stock is dilutive during the six months ended June 30, 2026 and 2025. As of both June 30, 2026 and June 30, 2025, the Company had 2,083,333 shares of convertible preferred stock outstanding. On June 30, 2026 and 2025 the potentially dilutive shares were excluded from diluted loss per share because of their anti-dilutive effect.

The following is an analysis of the differences between basic and diluted earnings per common share. For the three months ended June 30, 2026 and 2025.

Net loss	$(49,833)	(9,920)
Weighted average shares outstanding	74,228,185	70,928,185
Diluted effect of convertible preferred stocks	-	-
Weighted average shares – diluted	74,228,185	70,928,185

Loss per share:
Basic	$(0.0007)	(0.0001)
Diluted	$(0.0007)	(0.0001)

The following is an analysis of the differences between basic and diluted earnings per common share. For the six months ended June 30, 2026 and 2025.

Net loss	$(4,882)	(22,722)
Weighted average shares outstanding	74,228,185	70,928,185
Diluted effect of convertible preferred stocks	-	-
Weighted average shares – diluted	74,228,185	70,928,185

Loss per share:
Basic	$(0.0001)	(0.0003)
Diluted	$(0.0001)	(0.0003)

Comprehensive income/(loss)

ASC Topic 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events from non-owner sources. The component of comprehensive loss totaling $193 and comprehensive loss totaling $1,981 for the six months ended June 30, 2026 and 2025, respectively, related to foreign currency translation adjustment. The component of comprehensive income totaling 364 and comprehensive loss totaling $1,827 for the three months ended June 30, 2026 and 2025, respectively, related to foreign currency translation adjustment.

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

Rates that were used in creating the condensed consolidated financial statements:

	June 30, 2026	June 30, 2025
Balance sheet items, except for equity accounts	AUD$1 = 0.7024USD	AUD$1 = 0.6495USD
Items in the statements of income and cash flows	AUD$1 = 0.7026USD	AUD$1 = 0.6316USD

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

Assets that potentially subject the Group to a concentration of credit risk primarily consist of cash, accounts receivable and other current assets. The maximum exposure of such assets to credit risk is their carrying amounts as at the balance sheet dates. As of June 30, 2026 and December 31, 2025, the aggregate amount of cash of $47,849 and $15,413, respectively, was held at major financial institutions in Australia and Taiwan, where there are AUD 250,000 in Australia and TWD 3,000,000 in Taiwan deposit insurance limit for a legal entity’ balance at major financial institutions in Australia and Taiwan. To limit the exposure to credit risk relating to deposits, the Group primarily places cash deposits with large financial institutions. As a result, the amounts not covered by Australian Prudential Regulation Authority and Central Deposit Insurance Corporation were nil and nil as of June 30, 2026 and December 31, 2025. The Group conducts credit evaluations of its customers and suppliers, and generally does not require collateral or other security from them. The Group establishes an accounting policy to provide for allowance for doubtful accounts based on the individual customer’s and supplier’s financial condition, credit history, and the current economic conditions.

(b) Significant customers

In the six months ended June 30, 2026, three third party customers accounted for 38%, 15%and 13% of the Group’s revenues, respectively. One related party customer accounted for 19% of the Group’s revenues. In the six months ended June 30, 2025, two third party customers accounted for 65% and 18% of the Group’s revenues, respectively. One related party customer accounted for 10% of the Group’s revenues. No other customer accounted for more than 10% of the Group’s revenues for the six months ended June 30, 2026 and 2025.

In the three months ended June 30, 2026, two third party customers accounted for 30% and 26% of the Group’s revenues, respectively. One related party customer accounted for 38% of the Group’s revenues. In the three months ended June 30, 2025, two third party customers accounted for 42% and 35% of the Group’s revenues, respectively. One related party customer accounted for 19% of the Group’s revenues.

(c) Significant suppliers

In the six months ended June 30, 2026, five third-party suppliers accounted for 41%, 16%, 13%, 12% and 12% of the Group’s purchases. In the six months ended June 30, 2025, one third-party supplier accounted for 100% of the Group’s purchases. No other suppliers accounted for more than 10% of the Group’s purchases for the six months ended June 30, 2026 and 2025.

In the three months ended June 30, 2026, three third-party suppliers accounted for 31%, 26% and 22% of the Group’s purchases. In the three months ended June 30, 2025, one third-party supplier accounted for 100% of the Group’s purchases, respectively.

(d) Significant account receivable

As of June 30, 2026, one third-party customer accounted for 27% of the Group’s accounts receivable. One related party customer accounted for 66% of the Group’s accounts receivable. As of December 31, 2025, the Group’s accounts receivable is Nil.

(e) Significant account payable

As of June 30, 2026, two third-party suppliers accounted for 87% and 13% of the Group’s accounts payable. As of December 31, 2025, the Group’s accounts payable is Nil.

(f) Advance to suppliers

As of June 30, 2026, one third-party supplier accounted for 98% of the Group’s advance to suppliers. As of December 31, 2025, the Group’s advance to suppliers is Nil.

(g) Foreign currency risk

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

As reflected in the accompanying financial statements, the Group had an accumulated deficit on June 30, 2026 of $71,180,064 and on December 31, 2025 of $71,175,182. As of June 30, 2026, the Group had net current liability of $367,357. The Group incurred net loss of $4,882 for the six months ended June 30, 2026.

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

The board of directors believes the Group has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the condensed consolidated financial statements for the six months ended June 30, 2026.

NOTE 4 — Revenue

	Three months ended June 30, 2026	Three months ended June 30, 2025
Product sales	$323,621	-
Service revenue	721,488	190,025
	$1,045,109	$190,025

	Six months ended June 30, 2026	Six months ended June 30, 2025
Product sales	$568,517	-
Service revenue	1,494,140	453,663
	$2,062,657	$453,663

NOTE 5 — Cost of revenue

	Three months ended June 30, 2026	Three months ended June 30, 2025
Product sales	$298,051	-
Service revenue	676,060	147,259
	$974,111	$147,259

	Six months ended June 30, 2026	Six months ended June 30, 2025
Product sales	$444,359	-
Service revenue	1,418,003	372,546
	$1,862,362	$372,546

NOTE 6 — General and administration expenses

	Three months ended June 30, 2026	Three months ended June 30, 2025
Wage, salary and insurance	$13,546	8,348
Lease	13,977	12,263
Legal & professional fee	14,324	2,852
General expense	22,028	9,453
	$63,875	$32,916

	Six months ended June 30, 2026	Six months ended June 30, 2025
Wage, salary and insurance	$34,300	21,363
Lease	26,549	28,279
Legal & professional fee	31,306	20,787
General expense	27,919	16,093
	$120,074	$86,522

NOTE 7 — Account receivable, net

	June 30, 2026	December 31, 2025
Accounts receivables from third-party customers	$109,501	-
Accounts receivables from related party	211,477	-
	$320,978	$-

For the six months ended June 30, 2026, no allowance for expected credit losses against its gross account receivable balance was recorded.

NOTE 8 — Deposits, prepayments and other receivables

	June 30, 2026	December 31, 2025
Prepayments	$17,549	3,750
Rental deposit	482	273
CIT recoverable	-	3,336
GST tax	3,702	1,604
	$21,733	$8,963

NOTE 9 — Advance to supplier

	June 30, 2026	December 31, 2025
Prepayments for products	$1,175,004	-
Contract fulfillment costs	24,502	-
	$1,199,506	$-

NOTE 10 — Accounts payable

	June 30, 2026	December 31, 2025
Accounts payable to third-party suppliers	$225,722	-

NOTE 11 — Advance from customers

	June 30, 2026	December 31, 2025
Advance for product sales	$1,223,969	-
Advance for service	47,142	-
	$1,271,111	$-

NOTE 12 — Other payables

	June 30, 2026	December 31, 2025
Wage, salary and insurance	$10,491	8,692
Service fee	36,902	71,382
Others	-	443
	$47,393	$80,517

NOTE 13 — Related parties transactions and balance

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.

The related parties that had transactions for the three and six months ended June 30, 2026 and 2025 or balances with the Group as of June 30, 2026 and December 31, 2025 consisted of:

Related Parties	Relationship with company
Huang Huei-Ching	The Company’s President and Director and ultimate beneficial owner
Cui Yan	The Company’s Director.
Li Chunguang	The Company’s Chief Financial Officer.
Yang Hsiao-Wen	The Company’s Chief Executive Officer
Huang Po-Yao	Sibling of Huang Huei Ching.
Worldwide Savants Capital Pty Ltd	Huang Huei-Ching is the Director and Shareholder of Worldwide Savants Capital
Bears Consulting & Management Co., Ltd	Huang Po-Yao is the Director of Bears Consulting & Management Co., Ltd
Hestia Consultants Pte. Ltd	Huang Huei-Ching is the Director and Shareholder of Hestia Consultants Pte. Ltd

1)	Related party balance

	June 30, 2026	December 31, 2025
Due to related parties**
Huang Huei-Ching	360,352	298,588
Bears Consulting & Management Co., Ltd	4,302	4,463
Worldwide Savants Capital	15,551	16,445
	$380,205	319,496

**	The above balances are due on demand, interest-free and unsecured.

2)	Related party transactions

	June 30, 2026	December 31, 2025
Name of related parties
Accounts receivable, net
Hestia Consultants Pte. Ltd	$211,477	-

	Three months for June 30, 2026	Three months for June 30, 2025
Name of related parties
Revenue
Worldwide Savants Capital Pty Ltd	$-	36,364
Bears Consulting & Management Co., Ltd	4,741	213
Hestia Consultants Pte. Ltd	399,577	-
	$404,318	36,577

Lease expenses
Huang Huei-Ching	$10,308	9,557

	Six months for June 30, 2026	Six months for June 30, 2025
Name of related parties
Revenue
Worldwide Savants Capital Pty Ltd	$-	46,850
Bears Consulting & Management Co., Ltd	4,741	15,208
Hestia Consultants Pte. Ltd	399,577	-
	$404,318	62,058

Lease expenses
Huang Huei-Ching	$20,233	19,166

NOTE 14 — Taxes

(a)	Corporate Income Taxes (“CIT”)

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

i)	The components of the income tax provision are as follows:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Current income tax expenses	9,371	-
Deferred income tax expenses	267	-
Income tax expenses	$9,638	-

	Six months ended June 30, 2026	Six months ended June 30, 2025
Current income tax expenses	36,530	-
Deferred income tax expenses	14,136	-
Income tax expenses	$50,666	-

ii)	The following table reconciles Australia statutory rates to the Group’s income tax expenses:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Loss before tax	$(40,195)	(9,920)
Australia statutory income tax rate	25.0%	25.0%
Provision for income taxes	(10,049)	(2,480)
Non-taxable income taxes	-	2,805
Non-deductible expenses	19,597	4,315
Change in valuation allowance	-	615
Others	90	(5,255)
Income tax expenses	$9,638	-
Effective tax rate	(24.0)%	-

	Six months ended June 30, 2026	Six months ended June 30, 2025
Income/(loss) before tax	$45,784	(22,722)
Australia statutory income tax rate	25.0%	25.0%
Provision for income taxes	11,446	(5,681)
Non-taxable income taxes	-	(6,402)
Non-deductible expenses	21,664	4,315
Change in valuation allowance	-	21,392
Others	17,556	(13,624)
Income tax expenses	$50,666	-
Effective tax rate	110.7%	-

iii)	The following table reconciles Australia statutory rates to the Group’s effective tax rate:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Australia statutory income tax rate	25.0%	25.0%
Non-taxable income	-	(28.3)%
Non-deductible expenses	(48.8)%	(43.5)%
Change in valuation allowance	-	(6.2)%
Others	(0.2)%	53.0%
Effective tax rate	(24.0)%	-

	Six months ended June 30, 2026	Six months ended June 30, 2025
Australia statutory income tax rate	25.0%	25.0%
Non-taxable income	-	28.1%
Non-deductible expenses	47.4%	(19.0)%
Change in valuation allowance	-	(94.1)%
Others	38.3%	60.0%
Effective tax rate	110.7%	-

Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Group’s deferred tax assets and deferred tax liabilities were as follows:

	June 30, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carry forward	$-	13,355
Total deferred tax assets
Less: valuation allowance	-	-
Deferred tax assets, net	$-	13,355

iv)	The following summarizes deferred assets, net and liabilities resulting from differences between financial accounting basis and tax basis of assets and liabilities:

	June 30, 2026	December 31, 2025
Deferred tax assets, net:
Balance as of beginning	$13,355	-
Addition	-	12,948
Utilization	(14,136)	-
Foreign currency translation adjustments	781	407
Ending balance	$-	13,355

The deferred tax liabilities are nil and nil as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, the amount of tax loss carry-forwards of the Group was as following:

Location	June 30, 2026	December 31, 2025
Nevada	$-	-
Australia	-	352
Taiwan	-	66,334
	$-	66,686

(b)	Tax payable

Taxes payable consist of the following:

	June 30, 2026	December 31, 2025
Income tax payable	$32,992	-

NOTE 15 — Stockholder’s equity

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

During the period ended June 30, 2026 and 2025, the Company did not issue any Series A.

As of June 30, 2026, and December 31, 2025, the Company had 2,083,333 shares of Series A issued and outstanding, respectively.

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

During the period ended of June 30, 2026 and 2025, the Company did not issue any Series L.

As of June 30, 2026, and December 31, 2025, the Company had 1,000 shares of Series L issued and outstanding, respectively.

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

As of June 30, 2026, and December 31, 2025, the Company had 74,228,185 shares of common stock issued and outstanding, respectively.

Note 16 — Commitments and contingencies

From time to time, the Group is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Group does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of June 30, 2026, and December 31, 2025, the Group has no outstanding litigation.

NOTE 17 — Segment Information

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Segment revenue	$1,045,109	190,025	2,062,657	453,663
Less:
Cost of service	(669,181)	(135,895)	(1,410,301)	(357,189)
Cost of products	(298,025)	-	(442,977)	-
Wages, salaries & insurance	(20,451)	(19,712)	(43,384)	(36,720)
Lease expenses	(13,977)	(12,263)	(26,549)	(28,279)
Legal & professional fees	(14,324)	(2,852)	(31,306)	(20,787)
General expenses	(22,028)	(9,453)	(27,919)	(16,093)
Segment income/(loss) from operations	$7,123	9,850	80,221	(5,405)
Reconciliation:
Interest income	34	12	34	12
Foreign exchange loss	(47,341)	(19,744)	(34,454)	(17,257)
Other expenses	(11)	(38)	(17)	(72)
Income tax expenses	(9,638)	-	(50,666)	-
Net loss after taxes	$(49,833)	(9,920)	(4,882)	(22,722)

Note 18 — Subsequent events

The Group has evaluated subsequent events from June 30, 2026 to the date the condensed consolidated financial statements were issued and has determined that there are no items to disclose other than those disclosed elsewhere in this report.

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

Overview

Our Company, through our subsidiary Wombat Australia Holdings Pty Ltd, operates the following two business lines:

Digital Marketing, Offline Advertising, Video Production and integrated supplier chain consulting service. We provide marketing and video production services, including digital marketing and offline advertising, focusing on Singapore, Taiwan, Australia and Hong Kong markets, with continued expansion into other Asian regions. Our services include online campaign execution and offline marketing activities, delivering integrated marketing solutions to enhance brand visibility and accelerate market penetration. Durin the second quarter of 2026, we launched our integrated supply chain consulting service, contributed to the overall increase in revenue for the period.

For the three months ended June 30, 2026 and 2025, our Marketing and Supply Chain Consulting Service business generated service revenues of $721,488 and $190,025, respectively, accounting for approximately 69.0% and 100% of our total revenues. For the six months ended June 30, 2026 and 2025, our Marketing and Supply Chain Consulting business generated service revenues of $1,494,140 and $453,663, respectively, accounting for approximately 72.4% and 100% of our total revenues.

Products Sale and Export Trading. The Company focuses on export trading activities of various products. The Company also provides sourcing, procurement and trading services based on customer demand. For the three months ended June 30, 2026 and 2025, our Products Sale and Export Trading business generated revenues of $323,621 and nil, respectively, accounting for approximately 31.0% and 0% of our total revenues. For the six months ended June 30, 2026 and 2025, our Products Sale and Export Trading business generated revenues of $568,517 and nil, respectively, accounting for approximately 27.6% and 0% of our total revenues.

Recent Developments

On July 13, 2026, the Company’s common stock commenced trading on OTCQB under its existing trading symbol, HAFG.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended June 30, 2026 and 2025, together with the corresponding period-over-period changes.

	Three months ended June 30,	Three months ended June 30,
	2026	2025

Revenue	$1,045,109	$190,025
Cost of revenue	(974,111)	(147,259)
Gross profit	70,998	42,766

Operating expenses
General and administrative expenses	(63,875)	(32,916)
Profit from operations	7,123	9,850

Other expenses, net:
Interest income	34	12
Foreign exchange loss	(47,341)	(19,744)
Other expenses	(11)	(38)
Total other expenses, net	(47,318)	(19,770)

Loss before income taxes	(40,195)	(9,920)

Income tax expenses	(9,638)	-
Net loss	(49,833)	(9,920)
Foreign currency translation adjustment	364	(1,827)
Total comprehensive loss	$(49,469)	$(11,747)

Revenue

Total revenue increased by 450.0%, from $190,025 for the three months ended June 30, 2025 to $1,045,109 for the three months ended June 30, 2026.

●	Service Revenue: Service revenue increased significantly from $190,025 for the three months ended June 30, 2025 to $721,488 for the three months ended June 30, 2026, primarily driven by the continued expansion of the Company’s marketing services and the commencement of integrated supply chain consulting services. The Company experienced higher demand from new and existing clients, resulting in a material increase in project size and volume.

●	Products Sale and Export Trading: Product sales of $323,621 were recognized for the three months ended June 30, 2026, compared to nil for the same period in 2025, as the Company continued to expand its export trading activities. Revenue was recognized during the period as transactions met the revenue recognition criteria, contributing to the diversification of the Company’s revenue streams.

Cost of Revenue

Cost of revenue increased significantly by $826,852, or 561.5%, from $147,259 for the three months ended June 30, 2025 to $974,111 for the three months ended June 30, 2026, primarily due to the commencement and expansion of the Company’s supply chain consulting services, which resulted in higher service delivery costs, including personnel costs and third-party service fees. The increase was also attributable to increased direct advertising and campaign execution costs associated with larger-scale marketing projects and the continued expansion of export trading activities

Gross Profit

Gross profit increased by $28,232, or 66.0%, to $70,998 for the three months ended June 30, 2026, from $42,766 for the same period in 2025. The increase was primarily driven by higher revenue generated from the Company’s expanded marketing, supply chain consulting service and export trading businesses.

Operating Expenses

Operating expenses increased by 94.1%, from $32,916 for the three months ended June 30, 2025 to $63,875 for the three months ended June 30, 2026. The material changes were due to:

●	Wages, salaries and insurance expenses increased by 62.3%, from $8,348 in 2025 to $13,546 in 2026, primarily due to increased payroll and staff-related costs during the period.

●	Legal and professional fees increased significantly, from $2,852 in 2025 to $14,324 in 2026, primarily due to higher professional fees incurred in connection with the business expansion.

●	General expenses increased by 133.0%, from $9,453 in 2025 to $22,028 in 2026, primarily due to higher operating expenses associated with the expansion of the business operations.

Net Loss

Net loss was $49,833 for the three months ended June 30, 2026, compared to a net loss of $9,920 for the same period in 2025. The increase in net loss was primarily attributable to foreign exchange losses and income tax expenses recognized during the period, which more than offset the increase in gross profit resulting from higher revenue and improved operating performance.

Comparison of Six Months Ended June 30, 2026 and 2025

	Six months ended June 30,	Six months ended June 30,
	2026	2025

Revenue	$2,062,657	$453,663
Cost of revenue	(1,862,362)	(372,546)
Gross profit	200,295	81,117

Operating expenses
General and administrative expenses	(120,074)	(86,522)
Profit/(Loss) from operations	80,221	(5,405)

Other expenses, net:
Interest income	34	12
Foreign exchange income	(34,454)	(17,257)
Other expenses	(17)	(72)
Total other expenses, net	(34,437)	(17,317)

Profit/(Loss) before income taxes	45,784	(22,722)

Income tax expenses	(50,666)	-
Net loss	(4,882)	(22,722)
Foreign currency translation adjustment	(193)	(1,981)
Total comprehensive loss	$(5,075)	$(24,703)

Revenue

Total revenue increased by 354.7%, from $453,663 for the six months ended June 30, 2025 to $2,062,657 for the six months ended June 30, 2026.

●	Service Revenue: Service revenue increased significantly from $453,663 for the six months ended June 30, 2025 to $1,494,140 for the six months ended June 30, 2026, primarily driven by the continued expansion of the Company’s marketing services and the commencement of integrated supply chain consulting services. The Company experienced higher demand from new and existing clients, resulting in a material increase in project size and volume.

●	Products Sale and Export Trading: Product sales of $568,517 were recognized for the six months ended June 30, 2026, compared to nil for the same period in 2025, as the Company continued to expand its export trading activities. Revenue was recognized during the period as transactions met the revenue recognition criteria, contributing to the diversification of the Company’s revenue streams.

Cost of Revenue

Cost of revenue increased by $1,489,816, or 399.9%, from $372,546 for the six months ended June 30, 2025 to $1,862,362 for the six months ended June 30, 2026. The increase was primarily attributable to the commencement and expansion of the Company’s supply chain consulting services, which resulted in higher service delivery costs, including personnel costs and third-party service fees. The increase was also attributable to the continued expansion of export trading activities and higher direct advertising and campaign execution costs associated with larger-scale marketing projects.

Gross Profit

Gross profit increased by $119,178, or 146.9%, from $81,117 for the six months ended June 30, 2025 to $200,295 for the six months ended June 30, 2026. The increase was primarily driven by higher revenue generated from the Company’s expanded marketing, supply chain consulting service and export trading businesses.

Operating Expenses

Operating expenses increased by 38.8%, from $86,522 for the six months ended June 30, 2025 to $120,074 for the six months ended June 30, 2026. The material changes were due to:

●	Wages, salaries and insurance expenses increased by 60.6%, from $21,363 in 2025 to $34,300 in 2026, primarily due to increased payroll and staff-related costs during the period.

●	Legal and professional fees increased by 50.6%, from $20,787 in 2025 to $31,306 in 2026, primarily due to higher professional fees incurred in connection with the Company’s business expansion activities.

●	General expenses increased by 73.5%, from $16,093 in 2025 to $27,919 in 2026, primarily due to higher operating expenses associated with the expansion of the Company’s business operations.

Net Loss

Net loss was $4,882 for the six months ended June 30, 2026, compared to a net loss of $22,722 for the same period in 2025. The decrease in net loss was primarily driven by significant revenue growth and improved operating performance resulting from the expansion of the Company’s marketing, supply chain consulting service and export trading businesses, partially offset by foreign exchange losses and income tax expenses recognized during the period.

Liquidity & Capital Resources

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Group had an accumulated deficit on June 30, 2026 of $71,180,064 and on December 31, 2025 of $71,175,182. The Group incurred net loss of $4,882 for the six months ended June 30, 2026. As of June 30, 2026, the Group had net current liability of $367,357.

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

The board of directors believes the Group has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the condensed consolidated financial statements for the six months ended June 30, 2026.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408 of Regulation S-K, during the fiscal quarter ended June 30, 2026.

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

Date: August 12, 2026	Holistic Asset Finance Group Co., Ltd.

/s/ Yang Hsiao-Wen
	Name:	Yang Hsiao-Wen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chunguang
	Name:	Li Chunguang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)