Form 10-Q
period 2026-09-30
Holistic Asset Finance Group Co., Ltd.
filed 2026-11-12
CIK 1367993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

As of November 12, 2026, there were 74,228,185 shares of the registrant’s common stock outstanding.

HOLISTIC ASSET FINANCE GROUP CO., LTD.

Quarterly Report on Form 10-Q

Period Ended September 30, 2026

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Holistic Asset Finance Group Co., Ltd

Condensed Financial Statements

For The Nine Months Ended September 30, 2026 And 2025

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Balance Sheets

As of September 30, 2026 (Unaudited) and December 31, 2025 (Audited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

		September 30,	December 31,
	Note	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$14,362	$15,413
Account receivable, net	7	1,595,083	-
Deposits, prepayments and other receivables	8	18,840	8,963
Total Current Assets		1,628,285	24,376
NON-CURRENT ASSETS
Deferred tax assets, net		2,931	13,355
Operating lease right-of-use assets		18,641	-
Total Non Current Assets		21,572	13,355
TOTAL ASSETS		1,649,857	37,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	9	1,459,570	-
Other payables	10	47,166	80,517
Due to related parties	11	439,898	319,496
Operating lease liabilities - current		9,680	-
Tax payable	12	45,226	-
Total current liabilities		2,001,540	400,013
NON-CURRENT LIABILITIES
Operating lease liabilities – non current		7,466	-
Total Non Current liabilities		7,466	-
TOTAL LIABILITIES		2,009,006	400,013

SHAREHOLDERS’ DEFICIT
Series A convertible preferred stock - 2,083,333 shares authorized, par value $0.001, 2,083,333 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively		2,083	2,083
Series L Preferred stock- 1,000 shares authorized, par value $0.001, 1,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively		1	1
Common stock - 600,000,000 shares authorized, par value $0.001, 74,228,185 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively		74,228	74,228
Additional paid-in capital		70,736,456	70,736,456
Accumulated deficit		(71,172,746)	(71,175,182)
Accumulated other comprehensive income		829	132
Total shareholders’ deficit		(359,149)	(362,282)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,649,857	$37,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

For the three months and nine months ended September 30, 2026 and 2025 (Unaudited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

		Three months ended September 30,		Nine months ended September 30,
	Note	2026	2025	2026	2025

Revenue	4	$2,879,711	1,235,465	$4,942,368	1,689,128
Cost of revenue	5	(2,787,831)	(1,177,906)	(4,650,193)	(1,550,452)
Gross profit		91,880	57,559	292,175	138,676

Operating expenses
General and administrative expenses	6	(50,928)	(68,479)	(171,002)	(155,001)
Profit/(Loss) from operations		40,952	(10,920)	121,173	(16,325)

Other( expenses)/income, net:
Interest income		11	-	45	12
Foreign exchange (loss)/gain		(24,860)	535	(59,314)	(16,722)
Other income/(expenses)		22	17	5	(55)
Total other (expenses)/income, net		(24,827)	552	(59,264)	(16,765)

Profit/(Loss) before income taxes		16,125	(10,368)	61,909	(33,090)

Income tax expenses		(8,807)	(3,241)	(59,473)	(3,241)
Net income/(loss)		7,318	(13,609)	2,436	(36,331)
Foreign currency translation adjustment		890	1,545	697	(436)
Total comprehensive income/(loss)		$8,208	(12,064)	$3,133	(36,767)

Weighted average shares outstanding:
Basic		74,228,185	71,580,932	74,228,185	71,146,567
Diluted		76,311,518	71,580,932	76,311,518	71,146,567

Earnings/(Loss) per share
Basic		$0.0001	(0.0002)	$0.0000	(0.0005)
Diluted		$0.0001	(0.0002)	$0.0000	(0.0005)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the nine months ended September 30, 2026 and 2025 (Unaudited)

Currency expressed in United States Dollars (“US$” or “$”), except for number of shares or otherwise stated

	Series A Preferred Stock		Series L Preferred Stock		Common Stock		Additional		Accumulated other	Total
	Number of shares	Amount	Number of Shares	Amount	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive income/(loss)	Stockholders’ Deficit
Balance – January 1, 2025	2,083,333	$2,083	1,000	$1	70,928,185	$70,928	$70,736,456	$(71,038,015)	$724	$(227,823)
Issuance of new share	-	-	-	-	3,300,000	3,300	-	-	-	3,300
Net loss	-	-	-	-	-	-	-	(36,331)	-	(36,331)
Other comprehensive loss	-	-	-	-	-	-	-	-	(436)	(436)
Balance – September 30, 2025	2,083,333	$2,083	1,000	$1	74,228,185	$74,228	$70,736,456	$(71,074,346)	$288	$(261,290)

Balance – January 1, 2026	2,083,333	$2,083	1,000	$1	74,228,185	$74,228	$70,736,456	$(71,175,182)	$132	$(362,282)
Net Income	-	-	-	-	-	-	-	2,436	-	2,436
Other comprehensive income	-	-	-	-	-	-	-	-	697	697
Balance – September 30, 2026	2,083,333	$2,083	1,000	$1	74,228,185	$74,228	$70,736,456	$(71,172,746)	$829	$(359,149)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2026 and 2025 (Unaudited)

	Nine months ended September 30,	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$2,436	$(36,331)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of operating lease right-of-use assets	1,852	649
Deferred tax expenses	11,267	-
Changes in operating assets and liabilities:
Account receivable	(1,575,435)	(23,347)
Deposits, prepayments and other receivables	(9,489)	2,377
Due from a related party	-	767
Account payable	1,441,591	1,540
Due to related parties	100,081	93,509
Advance from customers	-	(10,337)
Other payables	(34,127)	(45,007)
Operating leases payable	(3,328)	-
Tax payable	44,670	(2,528)
Net cash used in operating activities	$(20,482)	$(18,708)

Net decrease in cash	(20,482)	(18,708)
Effect of exchange rates on cash	19,431	11,763
Cash and restricted cash, beginning of year	15,413	17,409
Cash and restricted cash, end of period	$14,362	$10,464
Supplemental cash flow disclosures
Cash paid for income tax	$-	$3,241
Right-of-assets obtained in exchange for operating lease	20,263	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Holistic Asset Finance Group Co., Ltd

Notes to the Condensed Consolidated Financial Statements

For the nine months ended September 30, 2026 and 2025 (Unaudited)

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

Contract balances

Accounts receivable represent revenue recognized when the Group has satisfied the Group’s performance obligation and has the unconditional rights to payment. Unearned revenue consists of payments received or awards to customers related to unsatisfied performance obligation at the end of the period, included in advance from customers in the Group’s condensed consolidated balance sheets with the balance of $Nil and $Nil as of September 30, 2026 and December 31, 2025, respectively. For the three months ended September 30, 2026 and 2025, $Nil and $Nil of revenue recognized was included in the Group’s advance from customers’ balance as of December 31, 2025 and 2024. For the nine months ended September 30, 2026 and 2025, $Nil and $10,000 of revenue recognized was included in the Group’s advance from customers’ balance as of December 31, 2025 and 2024.

Disaggregation of revenue

For three months and nine months ended September 30, 2026 and 2025, the disaggregation of revenue by major revenue streams is as follows:

	Three months ended September 30, 2026	Three months ended September 30, 2025
Product sales	$2,579,863	-
Service revenue	299,848	1,235,465
Total	$2,879,711	1,235,465

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Product sales	$3,148,380	-
Service revenue	1,793,988	1,689,128
Total	$4,942,368	1,689,128

	Three months ended September 30, 2026	Three months ended September 30, 2025
Singapore	$2,580,937	26,190
Taiwan	250,353	182
Hong Kong	559	1,169,587
Germany	491	-
Australia	47,371	39,506
	$2,879,711	1,235,465

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Singapore	$3,742,303	73,040
Taiwan	445,046	15,390
Hong Kong	309,032	1,561,192
Germany	272,073	-
Australia	173,914	39,506
	$4,942,368	1,689,128

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred for the three months and nine months ended September 30, 2026 and 2025.

Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits, which includes deposits with original maturities of three months or less with commercial banks. The Group’s cash and cash equivalents are not subject to any restrictions.

Accounts Receivable

Accounts receivables include trade accounts due from customers. The Group maintains an allowance for credit losses which reflects its best estimate of amounts that potentially will not be collected. The Group determines the allowance for credit losses taking into consideration various factors including but not limited to historical collection experience and credit-worthiness of the debtors as well as the age of the individual receivables balance. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Group to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. The Group adopted this guidance effective January 1, 2023. The Group makes specific bad debt provisions based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections and future economic conditions (extend data and macroeconomic factors). Account balances are charged off against the allowance after all means of collection have been exhausted and the likelihood of collection is not probable. As of September 30, 2026 and December 31, 2025, the Group does not consider an allowance for doubtful accounts to be necessary.

Deposits, prepayments and other receivables

Deposits, prepayments and other receivables primarily consist of input GST tax, rental deposit and prepayments for services, which are presented net of allowance for doubtful accounts. Prepayment and other assets are classified as either current or non-current based on the terms of the respective agreements. The Group maintains a provision for doubtful accounts to state prepayments at their estimated realizable value based on a variety of factors, including the possibility of releasing the prepayments into service and historical experience. As of September 30, 2026 and December 31, 2025, no provision for doubtful accounts for deposits, prepayments and other receivables was made.

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

The Group incurred a net income of $7,318 and net loss of $13,609 for the three months ended September 30, 2026 and 2025. Therefore, the effect of convertible preferred stock outstanding is anti-dilutive during the three months ended September 30, 2025. As of both September 30, 2026 and September 30, 2025, the Company had 2,083,333 shares of convertible preferred stock outstanding. On September 30, 2025, the potentially dilutive shares were excluded from diluted loss per share because of their anti-dilutive effect.

The Group incurred a net income of $2,436 and net loss of $36,331 for the nine months ended September 30, 2026 and 2025. Therefore, the effect of the outstanding convertible preferred stock is dilutive during the nine months ended September 30, 2025. As of both September 30, 2026 and September 30, 2025, the Company had 2,083,333 shares of convertible preferred stock outstanding. On September 30, 2025 the potentially dilutive shares were excluded from diluted loss per share because of their anti-dilutive effect.

The following is an analysis of the differences between basic and diluted earnings per common share. For the three months ended September 30, 2026 and 2025.

Net profit/(loss)	$7,318	(13,609)
Weighted average shares outstanding	74,228,185	71,580,932
Diluted effect of convertible preferred stocks	2,083,333	-
Weighted average shares – diluted	76,311,518	71,580,932

Earnings/(Loss) per share:
Basic	$0.0001	(0.0002)
Diluted	$0.0001	(0.0002)

The following is an analysis of the differences between basic and diluted earnings per common share. For the nine months ended September 30, 2026 and 2025.

Net income/(loss)	$2,436	(36,331)
Weighted average shares outstanding	74,228,185	71,146,567
Diluted effect of convertible preferred stocks	2,083,333	-
Weighted average shares – diluted	76,311,518	71,146,567

Earnings/(Loss) per share:
Basic	$0.0000	(0.0005)
Diluted	$0.0000	(0.0005)

Comprehensive income/(loss)

ASC Topic 220, Comprehensive Income, establishes standards for reporting comprehensive income and its components. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events from non-owner sources. The component of comprehensive income totaling $697 and comprehensive loss totaling $436 for the nine months ended September 30, 2026 and 2025, respectively, related to foreign currency translation adjustment. The component of comprehensive income totaling $890 and comprehensive income totaling $1,545 for the three months ended September 30, 2026 and 2025, respectively, related to foreign currency translation adjustment.

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

Rates that were used in creating the condensed consolidated financial statements:

	September 30, 2026	September 30, 2025
Balance sheet items, except for equity accounts	AUD$1 = 0.7126USD	AUD$1 = 0.6593USD
Items in the statements of income and cash flows	AUD$1 = 0.7038USD	AUD$1 = 0.6392USD

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

Concentrations of risks

(a) Concentration of credit risk

Assets that potentially subject the Group to a concentration of credit risk primarily consist of cash, accounts receivable and other current assets. The maximum exposure of such assets to credit risk is their carrying amounts as at the balance sheet dates. As of September 30, 2026 and December 31, 2025, the aggregate amount of cash of $14,362 and $15,413, respectively, was held at major financial institutions in Australia and Taiwan, where there are AUD 250,000 in Australia and TWD 3,000,000 in Taiwan deposit insurance limit for a legal entity’ balance at major financial institutions in Australia and Taiwan. To limit the exposure to credit risk relating to deposits, the Group primarily places cash deposits with large financial institutions. As a result, the amounts not covered by Australian Prudential Regulation Authority and Central Deposit Insurance Corporation were nil and nil as of September 30, 2026 and December 31, 2025. The Group conducts credit evaluations of its customers and suppliers, and generally does not require collateral or other security from them. The Group establishes an accounting policy to provide for allowance for doubtful accounts based on the individual customer’s and supplier’s financial condition, credit history, and the current economic conditions.

(b) Significant customers

In the nine months ended September 30, 2026, one third party customer accounted for 68% of the Group’s revenues. In the nine months ended September 30, 2025, four third party customers accounted for 33%, 21%, 15% and 10% of the Company’s revenues, respectively. No other customer accounted for more than 10% of the Group’s revenues for the nine months ended September 30, 2026 and 2025.

In the three months ended September 30, 2026, one third party customer accounted for 90% of the Group’s revenues. In the three months ended September 30, 2025, four third party customers accounted for 23%, 21%, 21% and 14% of the Company’s revenues, respectively. No other customer accounted for more than 10% of the Group’s revenues for the three months ended September 30, 2026 and 2025.

(c) Significant suppliers

In the nine months ended September 30, 2026, one third-party supplier accounted for 70% of the Group’s purchases. In the nine months ended September 30, 2025, two third party suppliers accounted for 54% and 44% of the Company’s purchases. No other suppliers accounted for more than 10% of the Group’s purchases for the nine months ended September 30, 2026 and 2025.

In the three months ended September 30, 2026, one third-party supplier accounted for 89% of the Group’s purchases. In the three months ended September 30, 2025, two third party suppliers accounted for 71% and 27% of the Company’s purchases, respectively. No other suppliers accounted for more than 10% of the Group’s purchases for the three months ended September 30, 2026 and 2025.

(d) Significant account receivable

As of September 30, 2026, one third-party customer accounted for 80% of the Group’s accounts receivable. One related party customer accounted for 13% of the Group’s accounts receivable. As of December 31, 2025, the Group’s accounts receivable is Nil.

(e) Significant account payable

As of September 30, 2026, two third-party suppliers accounted for 85% and 13% of the Group’s accounts payable. As of December 31, 2025, the Group’s accounts payable is Nil.

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

As reflected in the accompanying financial statements, the Group had an accumulated deficit on September 30, 2026 of $71,172,746 and on December 31, 2025 of $71,175,182. As of September 30, 2026, the Group had net current liability of $373,255. The Group had net cash used in operating activities of $20,482 for the nine months ended September 30, 2026.

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

The board of directors believes the Group has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the condensed consolidated financial statements for the nine months ended September 30, 2026.

NOTE 4 — Revenue

	Three months ended September 30, 2026	Three months ended September 30, 2025
Product sales	$2,579,863	-
Service revenue	299,848	1,235,465
	$2,879,711	$1,235,465

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Product sales	$3,148,380	-
Service revenue	1,793,988	1,689,128
	$4,942,368	$1,689,128

NOTE 5 — Cost of revenue

	Three months ended September 30, 2026	Three months ended September 30, 2025
Product sales	$2,490,275	-
Service revenue	297,556	1,177,906
	$2,787,831	$1,177,906

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Product sales	$2,934,634	-
Service revenue	1,715,559	1,550,452
	$4,650,193	$1,550,452

NOTE 6 — General and administration expenses

	Three months ended September 30, 2026	Three months ended September 30, 2025
Wage, salary and insurance	$17,203	4,760
Lease	12,800	9,439
Legal & professional fee	12,673	27,212
General expense	8,252	27,068
	$50,928	$68,479

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Wage, salary and insurance	$51,503	26,123
Lease	39,349	37,718
Legal & professional fee	43,979	47,999
General expense	36,171	43,161
	$171,002	$155,001

NOTE 7 — Account receivable, net

	September 30, 2026	December 31, 2025
Accounts receivables from third-party customers	$1,386,691	-
Accounts receivables from related party	208,392	-
	$1,595,083	$-

For the three and nine months ended September 30, 2026, no allowance for expected credit losses against its gross account receivable balance was recorded.

NOTE 8 — Deposits, prepayments and other receivables

	September 30, 2026	December 31, 2025
Prepayments	$12,961	3,750
Rental deposit	481	273
CIT recoverable	-	3,336
GST tax	3,380	1,604
Others	2,018	-
	$18,840	$8,963

NOTE 9 — Accounts payable

	September 30, 2026	December 31, 2025
Accounts payable to third-party suppliers	$1,459,570	-

NOTE 10 — Other payables

	September 30, 2026	December 31, 2025
Wage, salary and insurance	$10,290	8,692
Service fee	36,876	71,382
Others	-	443
	$47,166	$80,517

NOTE 11 — Related parties transactions and balance

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.

The related parties that had transactions for the three and nine months ended September 30, 2026 and 2025 or balances with the Group as of September 30, 2026 and December 31, 2025 consisted of:

Related Parties	Relationship with company
Huang Huei-Ching	The Company’s President and Director and ultimate beneficial owner
Cui Yan	The Company’s Director
Li Chunguang	The Company’s Chief Financial Officer
Yang Hsiao-Wen	The Company’s Chief Executive Officer
Huang Po-Yao	Sibling of Huang Huei Ching
Worldwide Savants Capital Pty Ltd	Huang Huei-Ching is the Director and Shareholder of Worldwide Savants Capital
Bears Consulting & Management Co., Ltd	Huang Po-Yao is the Director of Bears Consulting & Management Co., Ltd
Hestia Consultants Pte. Ltd	Huang Huei-Ching is the Director and Shareholder of Hestia Consultants Pte. Ltd

1)	Related party balance

	September 30, 2026	December 31, 2025
Accounts receivable, net
Hestia Consultants Pte. Ltd	$208,392	-
Due to related parties**
Huang Huei-Ching	420,075	298,588
Bears Consulting & Management Co., Ltd	4,389	4,463
Worldwide Savants Capital	15,434	16,445
	$439,898	319,496

**	The above balances are due on demand, interest-free and unsecured.

2)	Related party transactions

	Three months for September 30, 2026	Three months for September 30, 2025
Name of related parties
Revenue
Worldwide Savants Capital Pty Ltd	$-	1,611
	$-	1,611
Lease expenses
Huang Huei-Ching	$10,172	9,981

	Nine months for September 30, 2026	Nine months for September 30, 2025
Name of related parties
Revenue
Worldwide Savants Capital Pty Ltd	$-	48,461
Bears Consulting & Management Co., Ltd	4,750	15,208
Hestia Consultants Pte. Ltd	400,295	-
	$405,045	63,669
Lease expenses
Huang Huei-Ching	$30,405	29,147

NOTE 12 — Taxes

(a)	Corporate Income Taxes (“CIT”)

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

i)	The components of the income tax provision are as follows:

	Three months ended September 30, 2026	Three months ended September 30, 2025
Current income tax expenses	11,676	3,241
Deferred income tax expenses	(2,869)	-
Income tax expenses	$8,807	3,241

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Current income tax expenses	48,206	3,241
Deferred income tax expenses	11,267	-
Income tax expenses	$59,473	3,241

ii)	The following table reconciles Australia statutory rates to the Group’s income tax expenses:

	Three months ended September 30, 2026	Three months ended September 30, 2025
Income/(Loss) before tax	$16,125	(10,368)
Australia statutory income tax rate	25.0%	25.0%
Provision for income taxes	4,031	(2,592)
Non-deductible expenses	11,166	18,142
Change in valuation allowance	-	(30,548)
Others	(6,390)	18,239
Income tax expenses	$8,807	3,241
Effective tax rate	54.6%	(31.3)%

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Income/(loss) before tax	$61,909	(33,090)
Australia statutory income tax rate	25.0%	25.0%
Provision for income taxes	15,477	(8,273)
Non-deductible expenses	32,830	16,055
Change in valuation allowance	-	(9,156)
Others	11,166	4,615
Income tax expenses	$59,473	3,241
Effective tax rate	96.1%	(9.8)%

iii)	The following table reconciles Australia statutory rates to the Group’s effective tax rate:

	Three months ended September 30, 2026	Three months ended September 30, 2025
Australia statutory income tax rate	25.0%	25.0%
Non-deductible expenses	69.2%	(175.0)%
Change in valuation allowance	-	294.6%
Others	(39.6)%	(175.9)%
Effective tax rate	54.6%	(31.3)%

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Australia statutory income tax rate	25.0%	25.0%
Non-deductible expenses	53.1%	(48.5)%
Change in valuation allowance	-	27.7%
Others	18.0%	(14.0)%
Effective tax rate	96.1%	(9.8)%

Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Group’s deferred tax assets and deferred tax liabilities were as follows:

	September 30, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carry forward	$2,931	13,355
Total deferred tax assets
Less: valuation allowance	-	-
Deferred tax assets, net	2,931	13,355

iv)	The following summarizes deferred assets, net and liabilities resulting from differences between financial accounting basis and tax basis of assets and liabilities:

	September 30, 2026	December 31, 2025
Deferred tax assets, net:
Balance as of beginning	$13,355	-
Addition	-	12,948
Utilization	(11,267)	-
Foreign currency translation adjustments	843	407
Ending balance	$2,931	13,355

The deferred tax liabilities are nil and nil as of September 30, 2026 and December 31, 2025.

As of September 30, 2026 and December 31, 2025, the amount of tax loss carry-forwards of the Group was as following:

Location	September 30, 2026	December 31, 2025
Nevada	$-	-
Australia	-	352
Taiwan	14,656	66,334
	$14,656	66,686

(b)	Tax payable

Taxes payable consist of the following:

	September 30, 2026	December 31, 2025
Income tax payable	$45,226	-

NOTE 13 — Stockholder’s equity

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

During the period ended September 30, 2026 and 2025, the Company did not issue any Series A.

As of September 30, 2026, and December 31, 2025, the Company had 2,083,333 shares of Series A issued and outstanding, respectively.

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

During the period ended of September 30, 2026 and 2025, the Company did not issue any Series L.

As of September 30, 2026, and December 31, 2025, the Company had 1,000 shares of Series L issued and outstanding, respectively.

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

As of September 30, 2026, and December 31, 2025, the Company had 74,228,185 shares of common stock issued and outstanding, respectively.

Note 14 — Commitments and contingencies

From time to time, the Group is subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted, the Group does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of September 30, 2026, and December 31, 2025, the Group has no outstanding litigation.

NOTE 15 — Segment Information

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Segment revenue	$2,879,711	1,235,465	4,942,368	1,689,128
Less:
Cost of service	(292,735)	(1,171,793)	(1,703,036)	(1,528,982)
Cost of products	(2,489,382)	-	(2,932,359)	-
Wages, salaries & insurance	(22,917)	(10,873)	(66,301)	(47,593)
Lease expenses	(12,800)	(9,439)	(39,349)	(37,718)
Legal & professional fees	(12,673)	(27,212)	(43,979)	(47,999)
General expenses	(8,252)	(27,068)	(36,171)	(43,161)
Segment income/(loss) from operations	$40,952	(10,920)	121,173	(16,325)
Reconciliation:
Interest income	11	-	45	12
Foreign exchange (loss)/gain	(24,860)	535	(59,314)	(16,722)
Other income/(expenses)	22	17	5	(55)
Income tax expenses	(8,807)	(3,241)	(59,473)	(3,241)
Net income/(loss) after taxes	$7,318	(13,609)	2,436	(36,331)

Note 16 — Subsequent events

The Group has evaluated subsequent events from September 30, 2026 to the date the condensed consolidated financial statements were issued and has determined that there are no items to disclose other than those disclosed elsewhere in this report.

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

Overview

Our Company, through our subsidiary Wombat Australia Holdings Pty Ltd, operates the following two business lines:

Digital Marketing, Offline Advertising, Video Production and integrated Supplier Chain consulting Service. We provide marketing and video production services, including digital marketing and offline advertising, focusing on Singapore, Taiwan, Australia and Hong Kong markets, with continued expansion into other Asian regions. Our services include online campaign execution and offline marketing activities, delivering integrated marketing solutions to enhance brand visibility and accelerate market penetration. During the second quarter of 2026, we launched our integrated supply chain consulting service, contributed to the overall increase in revenue for the period. During the third quarter of 2026, we continued to operate our existing business lines, with no new business lines introduced.

For the three months ended September 30, 2026 and 2025, our Marketing and Supply Chain Consulting Service business generated service revenues of $299,848 and $1,235,465, respectively, accounting for approximately 10.4% and 100% of our total revenues. For the nine months ended September 30, 2026 and 2025, our Marketing and Supply Chain Consulting business generated service revenues of $1,793,988 and $1,689,128, respectively, accounting for approximately 36.3% and 100% of our total revenues.

Products Sale and Export Trading. The Company focuses on export trading activities of various products. The Company also provides sourcing, procurement and trading services based on customer demand. For the three months ended September 30, 2026 and 2025, our Products Sale and Export Trading business generated revenues of $2,579,863 and nil, respectively, accounting for approximately 89.6% and 0% of our total revenues. For the nine months ended September 30, 2026 and 2025, our Products Sale and Export Trading business generated revenues of $3,148,380 and nil, respectively, accounting for approximately 63.7% and 0% of our total revenues.

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

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended September 30, 2026 and 2025, together with the corresponding period-over-period changes.

	Three months ended September 30,	Three months ended September 30,
	2026	2025

Revenue	$2,879,711	$1,235,465
Cost of revenue	(2,787,831)	(1,177,906)
Gross profit	91,880	57,559

Operating expenses
General and administrative expenses	(50,928)	(68,479)
Profit/(Loss) from operations	40,952	(10,920)

Other (expenses)/income, net:
Interest income	11	-
Foreign exchange (loss)/gain	(24,860)	535
Other income	22	17
Total other (expenses)/income, net	(24,827)	552

Profit/(Loss) before income taxes	16,125	(10,368)

Income tax expenses	(8,807)	(3,241)
Net income/(loss)	7,318	(13,609)
Foreign currency translation adjustment	890	1,545
Total comprehensive income/(loss)	$8,208	$(12,064)

Revenue

Total revenue increased by approximately 133.1%, from $1,235,465 for the three months ended September 30, 2025 to $2,879,711 for the three months ended September 30, 2026.

●	Service Revenue: Service revenue decreased by approximately 75.7%, from $1,235,465 for the three months ended September 30, 2025 to $299,848 for the three months ended September 30, 2026. The decrease reflects lower revenue generated from the Company's marketing and consulting services during the period.

●	Products Sale and Export Trading: Product sales of $2,579,863 were recognized for the three months ended September 30, 2026, compared to nil for the same period in 2025, as the Company continued its export trading activities.

Cost of Revenue

Cost of revenue increased significantly by $1,609,925, or approximately 136.7%, from $1,177,906 for the three months ended September 30, 2025 to $2,787,831 for the three months ended September 30, 2026, primarily due to the significant increase in product sales and export trading activities. The increase was partially offset by lower direct costs associated with the Company's marketing and supply chain consulting services, reflecting the decrease in service revenue during the period.

Gross Profit

Gross profit increased by $34,321, or approximately 59.6%, to $91,880 for the three months ended September 30, 2026, from $57,559 for the same period in 2025. The increase was primarily attributable to higher revenue generated from the Company's product sales and export trading activities, partially offset by the decrease in service revenue from its marketing and supply chain consulting businesses.

Operating Expenses

Operating expenses decreased by $17,551, or approximately 25.6%, from $68,479 for the three months ended September 30, 2025 to $50,928 for the three months ended September 30, 2026. The material changes were due to:

●	Wages, salaries and insurance expenses increased from $4,760 in 2025 to $17,203 in 2026, primarily due to increased headcount.

●	Legal and professional fees decreased by approximately 53.4%, from $27,212 in 2025 to $12,673 in 2026, reflecting lower professional fees incurred during the period.

●	General expenses decreased by approximately 69.5%, from $27,068 in 2025 to $8,252 in 2026, reflecting lower general operating expenses during the period.

●	Lease expenses increased by approximately 35.6%, from $9,439 in 2025 to $12,800 in 2026, reflecting primarily due to fluctuations in the exchange rate between the Australian dollar and the US dollar.

Net income/(Loss)

Net income was $7,318 for the three months ended September 30, 2026, compared to a net loss of $13,609 for the same period in 2025. The improvement was primarily attributable to higher gross profit driven by increased revenue from product sales and export trading activities, together with lower operating expenses, partially offset by higher foreign exchange losses and income tax expenses during the period.

Comparison of Nine Months Ended September 30, 2026 and 2025

	Nine months ended September 30,	Nine months ended September 30,
	2026	2025

Revenue	$4,942,368	$1,689,128
Cost of revenue	(4,650,193)	(1,550,452)
Gross profit	292,175	138,676

Operating expenses
General and administrative expenses	(171,002)	(155,001)
Profit/(Loss) from operations	121,173	(16,325)

Other expenses, net:
Interest income	45	12
Foreign exchange loss	(59,314)	(16,722)
Other income/(loss)	5	(55)
Total other expenses, net	(59,264)	(16,765)

Profit/(Loss) before income taxes	61,909	(33,090)

Income tax expenses	(59,473)	(3,241)
Net income/(loss)	2,436	(36,331)
Foreign currency translation adjustment	697	(436)
Total comprehensive income/(loss)	$3,133	$(36,767)

Revenue

Total revenue increased by approximately 192.6%, from $1,689,128 for the nine months ended September 30, 2025 to $4,942,368 for the nine months ended September 30, 2026.

●	Service Revenue: Service revenue increased by approximately 6.2%, from $1,689,128 for the nine months ended September 30, 2025 to $1,793,988 for the nine months ended September 30, 2026, primarily driven by the continued expansion of the Company’s marketing services and the commencement of integrated supply chain consulting services. The Company experienced higher demand from new and existing clients, resulting in a material increase in project size and volume.

●	Products Sale and Export Trading: Product sales of $3,148,380 were recognized for the nine months ended September 30, 2026, compared to nil for the same period in 2025, as the Company continued its export trading activities.

Cost of Revenue

Cost of revenue increased by $3,099,741, or approximately 199.9%, from $1,550,452 for the nine months ended September 30, 2025 to $4,650,193 for the nine months ended September 30, 2026. The increase was primarily attributable to the significant growth in product sales and export trading activities. The increase was also attributable to the introduction and expansion of the Company's integrated supply chain consulting services, which resulted in additional service delivery costs, including personnel costs and third-party service fees, as well as direct advertising and campaign execution costs associated with its marketing services.

Gross Profit

Gross profit increased by $153,499, or 110.7%, from $138,676 for the nine months ended September 30, 2025 to $292,175 for the nine months ended September 30, 2026. The increase was primarily driven by higher revenue generated from the Company’s expanded marketing, supply chain consulting service and export trading businesses.

Operating Expenses

Operating expenses increased by 10.3%, from $155,001 for the nine months ended September 30, 2025 to $171,002 for the nine months ended September 30, 2026. The material changes were due to:

●	Wages, salaries and insurance expenses increased by approximately 97.2%, from $26,123 in 2025 to $51,503 in 2026, primarily due to increased headcount.

●	Legal and professional fees decreased by approximately 8.4%, from $47,999 for the nine months ended September 30, 2025 to $43,979 for the nine months ended September 30, 2026, primarily due to lower professional fees incurred during the period.

●	General expenses decreased by approximately 16.2%, from $43,161 in 2025 to $36,171 in 2026, reflecting lower general operating expenses during the period.

●	Lease expenses increased by approximately 4.3%, from $37,718 in 2025 to $39,349 in 2026, primarily due to fluctuations in the exchange rate between the Australian dollar and the US dollar.

Net Income/(Loss)

Net income was $2,436 for the nine months ended September 30, 2026, compared to a net loss of $36,331 for the same period in 2025. The improvement was primarily attributable to higher gross profit resulting from the expansion of the Company's product sales and export trading activities, together with contributions from its marketing and integrated supply chain consulting services, partially offset by higher operating expenses, foreign exchange losses and income tax expenses incurred during the period.

Liquidity & Capital Resources

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Group had an accumulated deficit on September 30, 2026 of $71,172,746 and on December 31, 2025 of $71,175,182. As of September 30, 2026, the Group had net current liability of $373,255. The Group had net cash used in operating activities of $20,482 for the nine months ended September 30, 2026.

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

The board of directors believes the Group has adequate financial resources to continue in operational existence for the foreseeable future, a period of at least 12 months from the date of this report. Accordingly, the going concern basis of accounting continues to be used in the preparation of the condensed consolidated financial statements for the nine months ended September 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer (“CEO”) and the Company’s chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2026. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408 of Regulation S-K, during the fiscal quarter ended September 30, 2026.

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

Date: November 12, 2026	Holistic Asset Finance Group Co., Ltd.

/s/ Yang Hsiao-Wen
	Name:	Yang Hsiao-Wen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Li Chunguang
	Name:	Li Chunguang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)